Form 10-Q
period 2022-09-30
TenX Keane Acquisition
filed 2022-11-28
CIK 1851484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-41534

TenX Keane Acquisition
(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

420 Lexington Ave, Suite 2446

New York, NY 10170

(Address of principal executive offices)

Tel: (347) 627-0058

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one ordinary share, $0.0001 par value, and one right entitling the holder to receive two-tenths of an ordinary share	TENKU	The Nasdaq Stock Market LLC
Ordinary shares, par value $0.0001 per share	TENK	The Nasdaq Stock Market LLC
Rights, each right entitling the holder to receive two-tenths of one ordinary share	TENKR	The Nasdaq Stock Market LLC

As of the date hereof, 8,941,000 ordinary shares, par value $0.0001 per share, were issued and outstanding.

TenX Keane Acquisition

FORM 10-Q FOR QUARTER ENDED SEPTEMBER 30, 2022

TABLE OF CONTENTS

		Page
PART 1 – FINANCIAL INFORMATION		F-1
Item 1.	Financial Statements	F-1
	Balance Sheets as of September 30, 2022 (unaudited) and December 31, 2021	F-1
	Statements of Operations (Unaudited) for the Three and Nine months ended September 30, 2022, for the Three months ended September 30, 2021 and for the period from March 1, 2021 (inception) through September 30, 2021	F-2
	Statements of Changes in Shareholders’ Deficit (unaudited) for the Nine months ended September 30, 2022 and for the period from March 1, 2021 (inception) through September 30, 2021	F-3
	Statements of Cash Flows (unaudited) for the Nine months ended September 30, 2022, for the period from March 1, 2021 (inception) through September 30, 2021	F-4
	Notes to Financial Statements	F-5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	3
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	7
Item 4.	Controls and Procedures	7
PART II – OTHER INFORMATION		7
Item 1.	Legal Proceedings	7
Item 1A.	Risk Factors	7
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	7
Item 3.	Defaults Upon Senior Securities	7
Item 4.	Mine Safety Disclosures	7
Item 5.	Other Information	7
Item 6.	Exhibits	8
SIGNATURES		9

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

TENX KEANE ACQUISITION

BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Deferred offering costs	$256,745	$126,422
Total Assets	$256,745	$126,422

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accrued formation costs	$73,694	$5,848
Due to related party	193,164	130,687
Total Current Liabilities	266,858	136,535

Commitments and contingencies

Shareholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Ordinary shares, $0.0001 par value; 150,000,000 shares authorized;
1,725,000 shares issued and outstanding(1)(2)	173	173
Shareholder receivable	(25,000)	(25,000)
Additional paid-in capital	24,827	24,827
Accumulated deficit	(10,113)	(10,113)
Total Shareholders’ Deficit	(10,113)	(10,113)
Total Liabilities and Shareholders’ Deficit	$256,745	$126,422

(1)	Includes an aggregate of up to 225,000 founder shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 7). On October 18, 2022, the underwriter partially exercised the over-allotment and as such, as of November 28, 2022, 150,000 ordinary shares are not subject to forfeiture.
(2)	On December 20, 2021, the Company issued an additional 287,500 ordinary shares to the Sponsor for no additional consideration, resulting in the Sponsor holding an aggregate of 1,725,000 ordinary shares (the founder shares). The issuance was considered as a bonus share issuance, in substance a recapitalization transaction, which was recorded and presented retroactively. Each of the authorized but unissued 150,000,000 Class A ordinary shares were cancelled and re-designated as ordinary shares of $0.0001 par value each. Each of the 1,437,500 Class B ordinary shares in issue were exchanged in consideration for the issuance of 1,437,500 ordinary shares of $0.0001 par value each. Upon completion of the above steps, the authorized but unissued 10,000,000 Class B ordinary shares were cancelled.

The accompanying notes are an integral part of these financial statements.

TENX KEANE ACQUISITION

STATEMENTS OF OPERATIONS

(UNAUDITED)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022	FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022	FOR THE PERIOD FROM MARCH 1, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021
Formation costs	$—	$—	$—	$10,113

Net loss	$—	$—	$—	$(10,113)

Weighted average ordinary shares outstanding, basic and diluted (1) (2)	1,500,000	1,500,000	1,500,000	1,500,000

Basic and diluted net loss per ordinary share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

(1)	Excludes an aggregate of up to 225,000 founder shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters for the nine months ended on September 30, 2022, and excludes an aggregate of up to 187,500 founder shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters for the period from March 1, 2021 (inception) through September 30, 2021.
(2)	On December 20, 2021, the Company issued an additional 287,500 ordinary shares to the Sponsor for no additional consideration, resulting in the Sponsor holding an aggregate of 1,725,000 ordinary shares (the founder shares). The issuance was considered as a bonus share issuance, in substance a recapitalization transaction, which was recorded and presented retroactively. Each of the authorized but unissued 150,000,000 Class A ordinary shares were cancelled and re-designated as ordinary shares of $0.0001 par value each. Each of the 1,437,500 Class B ordinary shares in issue were exchanged in consideration for the issuance of 1,437,500 ordinary shares of $0.0001 par value each. Upon completion of the above steps, the authorized but unissued 10,000,000 Class B ordinary shares were cancelled.

The accompanying notes are an integral part of these financial statements.

TENX KEANE ACQUISITION

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

For the NINE months ended SEPTEMBER 30, 2022 (unaudited)

	Ordinary Shares		Additional Paid-in	Shareholder	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Receivable	Deficit	Deficit
Balance, January 1, 2022	1,725,000	$173	$24,827	$(25,000)	$(10,113)	$(10,113)
Net loss	—	—	—	—	—	—
Balance, March 31, 2022 (unaudited)	1,725,000	173	24,827	(25,000)	(10,113)	(10,113)
Net loss	—	—	—	—	—	—
Balance, June 30, 2022 (unaudited)	1,725,000	173	24,827	(25,000)	(10,113)	(10,113)
Net loss	—	—	—	—	—	—
Balance, September 30, 2022 (unaudited)	1,725,000	$173	$24,827	$(25,000)	$(19,113)	$(10,113)

For the PERIOD FROM MARCH 1, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021 (unaudited)

	Ordinary Shares		Additional Paid-in	Shareholder	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Receivable	Deficit	Deficit
Balance, March 1, 2021	—	$—	$—	$—	$—	$—
Issuance of ordinary shares to Sponsor(3)	1,437,500	144	24,856	$(25,000)	—	—
Net loss					(9,389)	(9,389)
Balance, March 31, 2021 (unaudited)	1,437,500	144	24,856	(25,000)	(9,389)	(9,389)
Net loss	—	—	—	—	(724)	(724)
Balance, June 30, 2021 (unaudited)	1,437,500	144	24,856	(25,000)	(10,113)	(10,113)
Net loss	—	—	—	—	—	—
Balance, September 30, 2021 (unaudited)	1,437,500	$144	$24,856	$(25,000)	$(10,113)	$(10,113)

(1)	Includes an aggregate of up to 225,000 founder shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 7).
(2)	On December 20, 2021, the Company issued an additional 287,500 ordinary shares to the Sponsor for no additional consideration, resulting in the Sponsor holding an aggregate of 1,725,000 ordinary shares (the founder shares). The issuance was considered as a bonus share issuance, in substance a recapitalization transaction, which was recorded and presented retroactively. Each of the authorized but unissued 150,000,000 Class A ordinary shares were cancelled and re-designated as ordinary shares of $0.0001 par value each. Each of the 1,437,500 Class B ordinary shares in issue were exchanged in consideration for the issuance of 1,437,500 ordinary shares of $0.0001 par value each. Upon completion of the above steps, the authorized but unissued 10,000,000 Class B ordinary shares were cancelled.
(3)	Includes an aggregate of up to 187,500 shares of ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters.

The accompanying notes are an integral part of these financial statements.

TENX KEANE ACQUISITION

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 (unaudited)	FOR THE PERIOD FROM MARCH 1, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021 (unaudited)
Cash flows from operating activities:
Net loss	$—	$(10,113)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in operating assets and liabilities:
Formation and organization costs paid by related parties	—	10,113
Accrued expenses	—
Net cash used in operating activities	—	—

Net change in cash	—	—
Cash at beginning of period	—	—
Cash at end of period	$—	$—

Non-cash financing activities:
Deferred offering costs included in accrued expenses	$67,846	$—
Deferred offering costs included in due to related party	$62,477	$86,913

The accompanying notes are an integral part of these financial statements.

TENX KEANE ACQUISITION

Notes to the financial statements

NOTE 1 — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS AND GOING CONCERN

TenX Keane Acquisition (the “Company”) was incorporated in the Cayman Islands on March 1, 2021. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

The Company is not limited to a particular industry or sector for purposes of consummating an Initial Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from March 1, 2021 (inception) through September 30, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion an initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Proposed Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering (the “Registration Statement”) was declared effective on October 13, 2022. On October 18, 2022, the Company consummated the Initial Public Offering of 6,600,000 units, including 600,000 additional units issued pursuant to the partial exercise by the underwriter of its over-allotment option, (“Units” and, with respect to the common stock included in the Units being offered, the “Public Shares”), generating gross proceeds of $66,000,000, which is described in Note 3.

Simultaneously with the consummation of the Initial Public Offering and the sale of the Units, the Company consummated the private placement (the “Private Placement”) of 394,000 Units (the “Placement Units”), to the 10XYZ Holdings LP (the “Sponsor”) at a price of $10.00 per Placement Unit, generating total proceeds of $3,940,000.

As of October 18, 2022, transaction costs amounted to $4,859,330 consisting of $1,320,000 of cash underwriting fees, non-cash underwriting fees of $2,922,480 represented by the fair value of 297,000 shares issued to the underwriter and $616,850 of other offering costs. These costs were charged to additional paid-in capital or accumulated deficit to the extent additional paid-in capital is fully depleted upon completion of the Initial Public Offering.

Following the closing of the Initial Public Offering on October 18, 2022, an amount of $67,320,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement (as defined in Note 4) was placed in the Trust Account. The funds held in the Trust Account may be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination or (ii) the distribution of the Trust Account, as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The stock exchange listing rules require that the Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the assets held in the Trust Account (as defined below) (excluding the taxes payable on the income earned on the Trust Account). The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Proposed Public Offering, management has agreed that $10.00 per Unit sold in the Proposed Public Offering, including proceeds of the sale of the Private Placement Units, will be held in a trust account (the “Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.

The Company will provide the holders of the outstanding Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer in connection with the Business Combination. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest then in the Trust Account, net of taxes payable).

All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Company’s Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation (the “Certificate of Incorporation”). In accordance with the rules of the U.S. Securities and Exchange Commission (the “SEC”) and its guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of a company require common stock subject to redemption to be classified outside of permanent equity. Given that the Public Shares will be issued with other freestanding instruments (i.e., rights), the initial carrying value of ordinary shares classified as temporary equity will be the allocated proceeds determined in accordance with ASC 470-20. The ordinary shares are subject to ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to immediate fair value recognition. The accretion will be treated as a deemed dividend (i.e., a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital). While redemptions cannot cause the Company’s net tangible assets to fall below $5,000,001, the Public Shares are redeemable and will be classified as such on the balance sheet until such date that a redemption event takes place.

The Company will not redeem Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001 (so that it does not then become subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement that may be contained in the agreement relating to the Business Combination. If the Company seeks shareholder approval of the Business Combination, the Company will proceed with a Business Combination only if the Company receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company, or such other vote as required by law or stock exchange rule. If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (the “SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Proposed Public Offering in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination.

Notwithstanding the foregoing, if the Company seeks shareholder approval of the Business Combination and the Company does not conduct redemptions pursuant to the tender offer rules, a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares without the Company’s prior written consent.

The Sponsor has agreed (a) to waive its redemption rights with respect to any Founder Shares and Public Shares held by it in connection with the completion of a Business Combination and (b) not to propose an amendment to the Amended and Restated Memorandum and Articles of Association (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial Business Combination or to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (ii) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, unless the Company provides the Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the Trust account and not previously released to pay taxes, divided by the number of then issued and outstanding Public Shares.

The Company will have until 9 months (or 18 months if the Company extends the period) from the closing of the Proposed Public Offering to consummate a Business Combination (the “Combination Period”). However, if the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining Public Shareholders and its Board of Directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

The Sponsor has agreed to waive its rights to liquidating distributions from the Trust Account with respect to the Founder Shares it will receive if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor or any of its respective affiliates acquire Public Shares, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Proposed Public Offering price per Unit ($10.00).

In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (1) $10.00 per Public Share and (2) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share, due to reductions in the value of trust assets, in each case net of the interest that may be withdrawn to pay taxes. This liability will not apply to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and as to any claims under the Company’s indemnity of the underwriters of the Proposed Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Going Concern Consideration

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management believes that the funds which the Company has available following the completion of the Initial Public Offering will enable it to sustain operations for a period of at least one-year from the issuance date of this financial statement. However, management has determined that the combination period is less than one year from the date of the issuance of the financial statements. There is no assurance that the Company’s plans to consummate a business combination will be successful within the combination period. As a result, there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued or are available to be issued. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, close of the Proposed Public Offering and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

In the opinion of the Company’s management, the unaudited condensed financial statements as of September 30, 2022 include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the financial position of the Company as of September 30, 2022 and its results of operations and cash flows for the nine months ended September 30, 2022. The results of operations for the nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2022.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Deferred Offering Costs

Deferred offering costs consist of costs incurred in connection with preparation for the Initial Public Offering. These costs, together with the underwriting discounts and commissions, will be charged to additional paid in capital upon completion of the Initial Public Offering. As of September 30, 2022 and December 31, 2021 the Company had deferred offering costs of $256,745, and $126,422, respectively.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022, September 30, 2021 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

Net Loss per Ordinary Share

Net loss per share is computed by dividing net loss by the weighted average number of shares of ordinary shares outstanding during the period, excluding shares of ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 225,000 founder shares that are subject to forfeiture if the over-allotment option is not exercised by the underwriters (see Note 5). At September 30, 2022 and September 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The over-allotment option is deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and will be accounted for as a liability pursuant to ASC 480.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, “Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”),” which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for the Company on January 1, 2022. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3 — INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 6,600,000 Units, including 600,000 additional units issued pursuant to the partial exercise by the underwriter of its over-allotment option at a price of $10.00 per Unit. Each Unit consists of one share of ordinary shares and one right to receive two-tenths (2/10) of one Ordinary Share upon the consummation of the Company’s initial business combination one right (“Public Right”). Five Public Rights will entitle the holder to one share of ordinary shares (see Note 7).

NOTE 4 — PRIVATE PLACEMENTS

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private sale of 394,000 Private Placement Units. Each Unit consists of one share of ordinary shares and one right to receive two-tenths (2/10) of one Ordinary Share upon the consummation of the Company’s initial business combination one right (“Public Right”). The proceeds from the sale of the Private Placement Units were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Units held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law). The Private Placement Units and Private Rights (including the ordinary shares issuable upon exercise of the Private Rights) will not be transferable, assignable or salable until 30 days after the completion of an Initial Business Combination, subject to certain exceptions.

NOTE 5 — RELATED PARTIES

Founder Shares

On March 24, 2021, the Sponsor received 1,437,500 of the Company’s ordinary shares (the “Founder Shares”) in exchange for $25,000 to be paid at a later date. On December 20, 2021, the board of directors of the Company and our sponsor, as sole shareholder of the Company, approved, through a special resolution, the following share capital changes:

(a)	Each of the authorized but unissued 150,000,000 Class A ordinary shares were cancelled and re-designated as ordinary shares of $0.0001 par value each;
(b)	Each of the 1,437,500 Class B ordinary shares in issue were exchanged in consideration for the issuance of 1,437,500 ordinary shares of $0.0001 par value each; and
(c)	Upon completion of the above steps, the authorized but unissued 10,000,000 Class B ordinary shares were cancelled.

On December 20, 2021, subsequent to the above share exchange the Company issued an additional 287,500 ordinary shares to our Sponsor for no additional consideration, resulting in our Sponsor holding an aggregate of 1,725,000 ordinary shares (the founder shares). The issuance was considered as a bonus share issuance, in substance a recapitalization transaction, which was recorded and presented retroactively. The founder shares include an aggregate of up to 225,000 ordinary shares subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full or in part. On October 18, 2022, the underwriter partially exercised the over-allotment and as such, as of November 28, 2022, 150,000 ordinary shares are not subject to forfeiture.

The Sponsor has agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (A) one year after the completion of a Business Combination and (B) subsequent to a Business Combination, (x) if the last reported sale price of the ordinary shares equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Public Shareholders having the right to exchange their shares of ordinary shares for cash, securities or other property.

Promissory Note — Related Party

On March 17, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) September 30, 2022 or (ii) the consummation of the Proposed Public Offering. As of September 30, 2022 and December 31, 2021, there were no amounts outstanding under the Promissory Note.

Advances from Related Party

The Sponsor paid certain formation and operating costs on behalf of the Company. These advances are due on demand and non-interest bearing. As of September 30, 2022 and December 31, 2021, the amount due to the Sponsor was $193,164 and $130,687, respectively.

Administrative Services Agreement

Commencing on the date the Units are first listed on the Nasdaq, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted into units, at the price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2022 and December 31, 2021, there were no amounts outstanding under the Working Capital Loans.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the Founder Shares, Private Placement Units and Units that may be issued upon conversion of Working Capital Loans (and any shares of ordinary shares issuable upon the exercise of the Private Placement Right) will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of Initial Public Offering requiring the Company to register such securities for resale. The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until the securities covered thereby are released from their lock-up restrictions. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of Initial Public Offering to purchase up to 900,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. As of November 28, 2022, the underwriter had partially exercised the over-allotment in the amount of 600,000 Units.

The underwriters are entitled to a cash underwriting discount of $0.20 per Unit payable upon the closing of the Initial Public Offering.

The underwriters are also entitled to 270,000 ordinary shares (310,500 if the over-allotment option is exercised in full) as part of its underwriting fee. Due to the partial exercise, the shares granted at October 18, 2022 were 297,000.

NOTE 7 — SHAREHOLDERS’ EQUITY

Preferred Shares — The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022 and December 31, 2021, there were no shares of preferred shares issued or outstanding.

Ordinary Shares — The Company is authorized to issue 150,000,000 ordinary shares with a par value of $0.0001 per share. Holders of ordinary shares are entitled to one vote for each share.

As of September 30, 2022 and December 31, 2021, there were 1,725,000 ordinary shares issued and outstanding, of which an aggregate of up to 225,000 ordinary shares are subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part so that the number of Founder Shares will equal 19% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering (excluding private placement shares) or approximately 23.0% (including private placement shares). The underwriter partially exercised the over-allotment and as such 150,000 ordinary shares are not subject to forfeiture as of October 18, 2022.

Only holders of the founder shares will have the right to vote on the election of directors prior to the Business Combination. Holders of ordinary shares and holders of founder shares will vote together as a single class on all matters submitted to a vote of our shareholders except as otherwise required by law. In connection with our initial business combination, we may enter into a shareholders’ agreement or other arrangements with the shareholders of the target or other investors to provide for voting or other corporate governance arrangements that differ from those in effect upon completion of this offering.

In the case that additional shares of ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts issued in the Proposed Public Offering and relate to the closing of a Business Combination, the ratio at which founder shares will be adjusted (unless the holders of a majority of the then-outstanding shares of founder shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of founder shares will equal, in the aggregate, 19% of the sum of the total number of all shares of ordinary shares outstanding upon the completion of Proposed Public Offering plus all shares of ordinary shares and equity-linked securities issued or deemed issued in connection with a Business Combination (net of the number of shares of ordinary shares redeemed in connection with a Business Combination), excluding any shares or equity-linked securities issued or issuable to any seller of an interest in the target to us in a Business Combination.

Rights - Except in cases where the Company is not the surviving company in a business combination, each holder of a right will automatically receive two-tenths (2/10) of one ordinary share upon consummation of the initial business combination. The Company will not issue fractional shares in connection with an exchange of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of Cayman law.

NOTE 8 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, except as noted below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On October 18, 2022, the Company consummated the Initial Public Offering of 6,600,000 units, including 600,000 additional units issued pursuant to the partial exercise by the underwriter of its over-allotment option, generating gross proceeds of $66,000,000, which is described in Notes 1 and 3.

Simultaneously with the consummation of the Initial Public Offering and the sale of the Units, the Company consummated the private placement of 394,000 nits, to the Sponsor at a price of $10.00 per private placement unit, generating total proceeds of $3,940,000, which is described in Notes 1 and 4.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to the “Company,” “us,” “our” or “we” refer to TenX Keane Acquisition. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included herein.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward- looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward- looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company’s behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Overview

We were incorporated in the Cayman Islands on March 1, 2021 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary to prepare for the IPO. Following the IPO, we will not generate any operating revenues until after completion of our initial business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents after the IPO. After the IPO, we expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as expenses as we conduct due diligence on prospective business combination candidates. We expect our expenses to increase substantially after the closing of the IPO.

For the three and nine month periods ended September 30, 2022, we did not incur any expenses.

Liquidity, Capital Resources Going Concern

Our registration statement for the Initial Public Offering (the “Registration Statement”) was declared effective on October 13, 2022. On October 18, 2022, we consummated the Initial Public Offering of 6,600,000 units, including 600,000 additional units issued pursuant to the partial exercise by the underwriter of its over-allotment option, (“Units” and, with respect to the common stock included in the Units being offered, the “Public Shares”), generating gross proceeds of $66,000,000.

Simultaneously with the consummation of the Initial Public Offering and the sale of the Units, we consummated the private placement (the “Private Placement”) of 394,000 Units (the “Placement Units”), to the 10XYZ Holdings LP (the “Sponsor”) at a price of $10.00 per Placement Unit, generating total proceeds of $3,940,000.

Following the closing of the Initial Public Offering on October 18, 2022, an amount of $67,320,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement was placed in the Trust Account. The funds held in the Trust Account may be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by us meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the us, until the earlier of: (i) the completion of a Business Combination or (ii) the distribution of the Trust Account.

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account, to complete our initial business combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

Prior to the completion of our initial business combination, we will have available to us the approximately $700,000 of proceeds held outside the trust account. We will use these funds to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our sponsors or an affiliate of our sponsors or certain of our officers and directors may, but are not obligated to, loan us funds on a non-interest bearing basis as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Other than as described above, the terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsors or an affiliate of our sponsors as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

We expect our primary liquidity requirements during that period to include $355,000 for legal, accounting, due diligence, travel and other expenses associated with structuring, negotiating and documenting successful business combinations as well as legal and accounting fees related to regulatory reporting requirements, and $345,000 for working capital that will be used for miscellaneous expenses and reserves.

These amounts are estimates and may differ materially from our actual expenses. In addition, we could use a portion of the funds not being placed in trust to pay commitment fees for financing, fees to consultants to assist us with our search for a target business or as a down payment or to fund a “no-shop” provision (a provision designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed initial business combination, although we do not have any current intention to do so. If we entered into an agreement where we paid for the right to receive exclusivity from a target business, the amount that would be used as a down payment or to fund a “no-shop” provision would be determined based on the terms of the specific business combination and the amount of our available funds at the time. Our forfeiture of such funds (whether as a result of our breach or otherwise) could result in our not having sufficient funds to continue searching for, or conducting due diligence with respect to, prospective target businesses.

We do not believe we will need to raise additional funds following the IPO in order to meet the expenditures required for operating our business. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon completion of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. In addition, we are targeting businesses larger than we could acquire with the net proceeds of the IPO and the sale of the private units, and may as a result be required to seek additional financing to complete such proposed initial business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In addition, following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

There is no assurance that our plans to consummate a business combination will be successful within the Combination Period. As a result, there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued or are available to be issued.

For the nine months ended September 30, 2022, we did not have any cash activity.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.

Our sponsors, officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsors, officers or directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsors or an affiliate of our sponsors or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsors or an affiliate of our sponsors as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

Our Sponsor has agreed (a) to waive its redemption rights with respect to any Founder Shares and Public Shares held by it in connection with the completion of a Business Combination and (b) not to propose an amendment to the Amended and Restated Memorandum and Articles of Association (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the our initial Business Combination or to redeem 100% of the Public Shares if we do not complete a Business Combination within the Combination Period or (ii) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, unless we provide the Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the Trust account and not previously released to pay taxes, divided by the number of then issued and outstanding Public Shares.

Our Sponsor has agreed to waive its rights to liquidating distributions from the Trust Account with respect to the Founder Shares it will receive if we fail to complete a Business Combination within the Combination Period. However, if the Sponsor or any of its respective affiliates acquire Public Shares, such Public Shares will be entitled to liquidating distributions from the Trust Account if we fail to complete a Business Combination within the Combination Period. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Public Offering price per Unit ($10.00).

The holders of the Founder Shares, Private Placement Units and Units that may be issued upon conversion of Working Capital Loans (and any shares of ordinary shares issuable upon the exercise of the Private Placement Right) will be entitled to registration rights pursuant to a registration rights agreement to signed prior to or on the effective date of Initial Public Offering requiring us to register such securities for resale. The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to completion of a Business Combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that we will not be required to effect or permit any registration or cause any registration statement to become effective until the securities covered thereby are released from their lock-up restrictions. We will bear the expenses incurred in connection with the filing of any such registration statements.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting policies or estimates.

Deferred Offering Costs

Deferred offering costs consist of costs incurred in connection with preparation for the Initial Public Offering. These costs, together with the underwriting discounts and commissions, were be charged to additional paid in capital upon completion of the Initial Public Offering. As of September 30, 2022 and December 31, 2021 we had deferred offering costs of $256,745, and $126,422, respectively.

Net Loss per Ordinary Share

Net loss per share is computed by dividing net loss by the weighted average number of shares of ordinary shares outstanding during the period, excluding shares of ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 225,000 founder shares that are subject to forfeiture if the over-allotment option is not exercised by the underwriters. At September 30, 2022 and September 30, 2021, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of ordinary shares and then share in our earnings. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Derivative Financial Instruments

We evaluate our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The over-allotment option is deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and will be accounted for as a liability pursuant to ASC 480.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of September 30, 2022, we were not subject to any market or interest rate risk.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective as of such date.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to make disclosures under this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On October 18, 2022, TenX Keane Acquisition (the “Company”) consummated its initial public offering (the “IPO”) of 6,600,000 units (the “Units”), including 600,000 additional Units issued pursuant to the partial exercise by the underwriter of its over-allotment option. Each Unit consists of one ordinary share, par value $0.0001 per share, of the Company (the “Ordinary Shares”) and one right to receive two-tenths (2/10) of one Ordinary Share upon the consummation of the Company’s initial business combination. The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $66,000,000.

Simultaneously with the consummation of the IPO and the sale of the Units, the Company consummated the private placement (the “Private Placement”) of 394,000 Units (the “Placement Units”), each Placement Unit consisting of one Ordinary Share and one right, to the 10XYZ Holdings LP (the “Sponsor”) at a price of $10.00 per Placement Unit, generating total proceeds of $3,940,000.

As of October 18, 2022, transaction costs amounted to $4,859,330 consisting of $1,320,000 of cash underwriting fees, non-cash underwriting fees of $2,922,480 represented by the fair value of 297,000 shares issued to the underwriter and $616,850 of other offering costs.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Exhibit No.	Description
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 28, 2022

TenX Keane Acquisition

By:	/s/ Xiaofeng Yuan
Xiaofeng Yuan
Chief Executive Officer

