Form 10-K
period 2022-12-31
TenX Keane Acquisition
filed 2023-04-17
CIK 1851484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 001-41534

TenX Keane Acquisition

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

420 Lexington Avenue, Suite 2446

New York, NY 10170

(Address of principal executive offices and zip code)

(347) 627-0058

(Registrant’s telephone number, including area code)

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

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of June 30, 2022, the aggregate market value of the Registrant’s ordinary shares held by non-affiliates of the Registrant was $0. The Registrant’s ordinary shares were not separately traded in the open market as of June 30, 2022.

As of April 17, 2023, there were 8,941,000 ordinary shares, par value $0.0001 per share, issued and outstanding.

TENX KEANE ACQUISITION

CERTAIN TERMS

References to the “Company,” “our Company,” “our,” “us” or “we” refer to TenX Keane Acquisition, a blank check company incorporated on March 1, 2021 as a Cayman Islands exempted corporation and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Annual Report on Form 10-K as our “initial business combination.” References to our “Sponsor” refer to 10XYZ Holdings LP, a Delaware limited partnership. References to “equity-linked securities” are to any securities of the Company which are convertible into, or exchangeable or exercisable for, equity securities of the Company, including any securities issued by the Company which are pledged to secure any obligation of any holder to purchase equity securities of the Company. References to the “SEC” are to the U.S. Securities and Exchange Commission. References to our “initial public offering” or “IPO” refer to our initial public offering, which closed on October 18, 2022 (the “Closing Date”). References to “Public Shares” are to shares of our ordinary shares sold as part of the units in our initial public offering. References to “public shareholders” are to the holders of our Public Shares.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K (this “Report” or “Annual Report”) may constitute “forward looking statements” for purposes of the federal securities laws. Our forward looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future and the statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward looking statements, but the absence of these words does not mean that a statement is not forward looking. Forward looking statements in this Annual Report on Form 10-K may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial business combination;

●	our expectations around the performance of the prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account described below or available to us from interest income on the trust account balance;

●	the trust account not being subject to claims of third parties;

●	our financial performance; or

●	the other risk and uncertainties discussed in “Item 1A. Risk Factors,” elsewhere in this Annual Report on Form 10-K and in our other filings with the SEC.

The forward looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward looking statements. These risks and uncertainties include, but are not limited to, those factors described under “Part I, Item 1A. Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward looking statements. We undertake no obligation to update or revise any forward looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I

Item 1. Business Overview.

We are a Cayman Islands company incorporated on March 1, 2021 as an exempted company with limited liability. We were formed for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities, which we refer to as a “target business.” Our efforts to identify a prospective target business will not be limited to a particular industry or geographic location but will initially focus in Asia. Despite our Chief Executive Officer and Chairman either being currently located in or having significant ties to the People’s Republic of China (“PRC” or “China”), for the purposes of consummating an initial business combination, we shall not undertake our initial business combination with any entity that conducts a majority of its business or is headquartered in China (including Hong Kong and Macau).

We do not have any specific business combination under consideration and we have not (nor has anyone on our behalf), directly or indirectly, contacted any prospective target business or had any substantive discussions, formal or otherwise, with respect to such a transaction. We intend to utilize cash derived from the proceeds of our initial public offering (the “IPO”), our securities, debt or a combination of cash, securities and debt, in effecting a business combination.

Initial Public Offering and Private Placement

In March 2021, we issued an aggregate of 1,437,500 founder shares to our Sponsor for an aggregate purchase price of $25,000, or approximately $0.017 per share. On December 20, 2021, the Board of Directors of the Company and our Sponsor, as sole shareholder of the Company, approved, through a special resolution, the following share capital changes:

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

On December 20, 2021, the Company issued an additional 287,500 Ordinary Shares to our Sponsor for no additional consideration, resulting in our Sponsor holding an aggregate of 1,725,000 Ordinary Shares (the “Founder Shares”). The issuance was considered as a bonus share issuance, in substance a recapitalization transaction, which was recorded and presented retroactively. The Founder Shares include an aggregate of up to 225,000 ordinary shares subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full or in part. With the consummation of the IPO (including partial exercise by the underwriter of its over-allotment option), 75,000 Founder Shares were forfeited, resulting in our Sponsor holding an aggregate of 1,650,000 Founder Shares.

On October 18, 2022, the Company consummated its IPO of 6,600,000 units (the “Units”), including 600,000 additional Units issued pursuant to the partial exercise by the underwriter of its over-allotment option. Each Unit consists of one ordinary share, par value $0.0001 per share, of the Company (the “Ordinary Shares”) and one right to receive two-tenths (2/10) of one Ordinary Share upon the consummation of the Company’s initial business combination (the “Rights”). The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $66,000,000.

Simultaneously with the consummation of the IPO and the sale of the Units, the Company consummated the private placement (the “Private Placement”) of 394,000 Units (the “Placement Units”), each Placement Unit consisting of one Ordinary Share and one right, to 10XYZ Holdings LP (the “Sponsor”) at a price of $10.00 per Placement Unit, generating total proceeds of $3,940,000. The issuance of the Placement Units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

A total of $67,320,000 of the net proceeds from the IPO and the Private Placement were placed in a U.S.-based trust account established for the benefit of the Company’s public shareholders and maintained by American Stock Transfer & Trust Company, acting as trustee.

Our management has broad discretion with respect to the specific application of the proceeds of the IPO and the Private Placement that are held out of the trust account, although substantially all the net proceeds are intended to be applied generally towards consummating a business combination and working capital.

Since our IPO, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. We presently have no revenue and have had losses since inception from incurring formation and operating costs. We have relied upon the sale of our securities and loans from the Sponsor and other parties to fund our operations.

On December 6, 2022, we announced that holders of the Company’s Units sold in the IPO may elect to separately trade the Ordinary Shares and Rights included in the Units, commencing on or about December 8, 2022. The Ordinary Shares and Rights are trading on the Nasdaq Global Market (“Nasdaq”) under the symbols “TENK,” and “TENKR,” respectively. Units not separated will continue to trade on Nasdaq under the symbol “TENKU”. Holders of Units will need to have their brokers contact the Company’s transfer agent, American Stock Transfer & Trust Company, in order to separate the holders’ Units into Ordinary Shares and Rights.

COMPETITIVE ADVANTAGES

Leadership of an Experienced Management Team and Board of Directors

Our management team is led by our Chief Executive Officer, Executive Director and Chairman of our Board of Directors, Mr. Xiaofeng Yuan, our Chief Financial Officer and Executive Director, Mr. Taylor Zhang, and our Independent Directors, Ms. Cathy Jiang, Mr. Joel Mayersohn and Mr. Brian Hartzband.

Mr. Xiaofeng Yuan has served as our Executive Director and Chairman since March 2021, and our Chief Executive Officer since July 2021. Mr. Yuan founded 38Fule Group and served as the Chairman of Xianyang 38Fule from 1992 to 1998. Mr. Yuan also serves as the Chairman of Shaanxi 38Fule Technology Company, a developer, manufacturer, and distributor of health and personal care products in China, since 1999. Mr. Yuan founded 38Fule in 1992 and led the company to become one of the top 100 healthcare companies in China and has personally become an influential leader in the healthcare industry as well. Mr. Yuan and his team have always been devoted to women’s healthcare and wellbeing. “38Fule” has received several awards under Mr. Yuan’s leadership, including “National Brand”, “Women’s Choice Brand” and “Shaanxi’s Trademark”. Shaanxi 38Fule Technology Group received the only direct selling license in Shaanxi Province in 2016. In addition, Mr. Yuan also serves as the Deputy Chairman of China Reproductive Health Association, the Managing Director of China Youth Volunteer Organization, Adjunct Professor at Xi’an Jiaotong University as well as Visiting Professor at Xi’an Polytechnic University. Mr. Yuan has won several awards in his career, including “Top Ten Outstanding Youth in Xiangyang”, “Top Ten Outstanding Youth in Shaanxi”, “Top Ten Outstanding Entrepreneurs in Shaanxi”, “Expert with Outstanding Contribution in Shaanxi”, “Winner of China Science and Entrepreneur Award” and “National Outstanding Entrepreneur”.

Mr. Taylor Zhang has served as our Chief Financial Officer and Executive Director since March 2021. Mr. Zhang served as our Chief Executive Officer from March 2021 to July 2021. From May 2009 to December 2021, Mr. Zhang served as Chief Financial Officer and executive director of the China XD Plastics Company Limited, where he oversaw CXDC’s major financial and capital market matters, including Nasdaq listing, direct equity financing from world class institutional investors and a global bond offering. During his tenure at CXDC, its revenue grew at CAGR of 56% and exceeded US$1 billion in 6 years after listing on Nasdaq. From May 2008 to March 2009, Mr. Zhang served as Chief Financial Officer of Advanced Battery Technologies, Inc. From 2007 to 2008, he served as the Executive Vice President of Finance of China Natural Gas, Inc. From 2005 to 2007, Mr. Zhang worked as a research analyst in New York Private Equity. From 2000 to 2002, he was employed as Finance Manager by Datong Thermal Power Limited. Mr. Zhang contributes to our Board of Directors with extensive experience in finance and operations.

Ms. Cathy Jiang, our director, is an experienced professional in asset management and banking industries. Ms. Jiang serves as the Managing Director at Alpha Square Group, a family office in New York City. Her primary responsibility includes asset allocation, fund manager selection, and new investment initiatives. From 2017 to 2020, Ms. Jiang served as the Associate Managing Director, Greater China at Federated Hermes (NYSE: FHI), one of the largest asset management companies in the U.S. with $575.9 billion asset under management as of the end of 2020, where she focused on the company’s expansion in Asia and particularly in Greater China. Previously, she worked for Agricultural Bank of China and Bank of China in institutional business development roles covering both Asian and U.S. institutional investors.

Mr. Joel Mayersohn, our director, is a member at Dickinson Wright, where he specializes in corporate, securities and business law. He advises a diversified client base in private placements, public offerings, mergers and acquisitions, financing transactions and general securities law matters. He also has experience in venture capital, bridge loans and pipe financings. He is a member of the Florida and New York Bars and received his J.D. and B.A from The State University of New York at Buffalo.

Mr. Brian Hartzband, our director, is an experienced professional in business development and finance industry. Mr. Hartzband is a business development executive with large corporate and start-up experience. He co-founded Handcrafted 4 Home in June 2017, which is a home decor brand, specializing in handcrafted home storage products. Under his leadership, Mr. Hartzband grew the company to one of the top sellers by volume of home organization products on Wayfair.com and expanded to other large retail outlets, such as Walmart and Home Depot. Prior to founding Handcrafted 4 Home, Brian spent over 10 years in Wall Street and worked in finance for some of the largest financial institutions of the world. From January 2014 to June 2016, Mr. Hartzband worked as a Financial Advisor at Merrill Lynch, primarily responsible for managing public company executives’ stock plans and personal wealth investment strategies. From February 2008 to January 2014, Mr. Hartzband worked as a Senior Investment Associate at UBS Financial Services, where his team’s assets grew to over $125 million by developing relationships with C-Suite executives of major public companies along with international clients in China. From 2007 to March 2008 Mr. Hartzband started out at Bear Stearns (acquired by J.P. Morgan as a Marketing Assistant, primarily responsible for building and growing relationships with ultra-high net worth individuals, C-Suite executives at public companies.

Established Deal Sourcing Network

We believe our management team’s strong track record will provide us with access to high quality companies. In addition, we believe we, through our management team, have contacts and sources from which to generate acquisition opportunities and possibly seek complementary follow-on business arrangements. These contacts and sources include those in government, private and public companies, private equity and venture capital funds, investment bankers, attorneys and accountants.

Status as a Publicly Listed Acquisition Company

We believe our structure will make us an attractive business combination partner to prospective target businesses. As a publicly listed company, we will offer a target business an alternative to the traditional initial public offering process. We believe that some target businesses will favor this alternative, which we believe is less expensive, while offering greater certainty of execution, than the traditional initial public offering process. During an initial public offering, there are typically underwriting fees and marketing expenses, which would be costlier than a business combination with us. Furthermore, once a proposed business combination is approved by our shareholders (if applicable) and the transaction is consummated, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriter’s ability to complete the offering, as well as general market conditions that could prevent the offering from occurring. Once public, we believe the target business would have greater access to capital and additional means of creating management incentives that are better aligned with shareholders’ interests than it would as a private company. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented management staffs.

With respect to the foregoing examples and descriptions, past performance by our management team is not a guarantee either (i) of success with respect to any business combination we may consummate or (ii) that we will be able to identify a suitable candidate for our initial business combination. Potential investors should not rely upon the historical record of our management as indicative of future performance.

BUSINESS STRATEGIES

We will seek to capitalize on the strength of our management team. Our team consists of experienced financial services, accounting and legal professionals and senior operating executives of companies operating in multiple jurisdiction. Collectively, our officers and directors have decades of experience in mergers and acquisitions and operating companies. We believe we will benefit from their accomplishments, and specifically, their current activities, in identifying attractive acquisition opportunities. However, there is no assurance that we will complete a business combination. Our officers and directors have no prior experience consummating a business combination for a “blank check” company. We believe that we will add value to these businesses primarily by providing them with access to the U.S. capital markets.

There is no restriction in the geographic location of targets we can pursue, although we intend to initially prioritize Asia, excluding companies located or operating in mainland China, Hong Kong or Macau. In particular, we intend to focus our search for an initial business combination on private companies in Asia, excluding companies located or operating in mainland China, Hong Kong or Macau, that have compelling economics and clear paths to positive operating cash flow, significant assets, and successful management teams that are seeking access to the U.S. public capital markets. We will primarily seek to acquire one or more businesses with a total enterprise value of between $200,000,000 and $600,000,000.

As an emerging market, Asia has experienced remarkable growth. The Asian economy experienced sustained expansion in recent years. We believe that Asia is entering a new era of economic growth, which we expect will result in attractive initial business combination opportunities for us. We believe the growth will primarily be driven by private sector expansion, technological innovation, increasing consumption by the middle class, structural economic and policy reforms and demographic changes in Asia.

The development of private equity and venture capital activities in Asia also provides us opportunities. According to the Asia-Pacific Private Equity Report 2020 issued by Bain & Company, Asia-Pacific now represents a quarter of the global PE market. According to the Asia-Pacific Private Equity Report 2020, exit value in 2019 saw a drop by 43% from 2018. With exits on hold, the value of companies held in PE portfolios, or unrealized value, reached a new high of $806 billion in June 2019, up 32% from a year earlier. Uncertain times and challenges faced by fund managers create opportunities for those who are well-prepared, which positions us as a natural exit alternative and creates opportunities for us to identify targets for our initial business combination.

ACQUISITION CRITERIA

Our management team intends to focus on creating shareholder value by leveraging its experience in the management, operation and financing of businesses to improve the efficiency of operations while implementing strategies to scale revenue organically and/or through acquisitions. We have identified the following general criteria and guidelines, which we believe are important in evaluating prospective target businesses. While we intend to use these criteria and guidelines in evaluating prospective businesses, we may deviate from these criteria and guidelines should we see justification to do so.

●	Strong management team that can create significant value for target business. We will seek to identify companies with strong and experienced management teams that will complement the operating and investment abilities of our management team. We believe we can provide a platform for the existing management team to leverage the experience of our management team. We also believe that the operating expertise of our management team is well suited to complement the target’s management team.

●	Revenue and Earnings Growth Potential. We will seek to acquire one or more businesses that have the potential for significant revenue and earnings growth through a combination of both existing and new product development, increased production capacity, expense reduction and synergistic follow-on acquisitions resulting in increased operating leverage.

●	Potential for Strong Free Cash Flow Generation. We will seek to acquire one or more businesses that have the potential to generate strong, stable and increasing free cash flow, particularly businesses with predictable revenue streams and definable low working capital and capital expenditure requirements. We may also seek to prudently leverage this cash flow in order to enhance shareholder value.

●	Benefit from Being a Public Company. We intend to only acquire a business or businesses that will benefit from being publicly traded and which can effectively utilize access to broader sources of capital and a public profile that are associated with being a publicly traded company.

This criteria does not intend to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our Sponsor and management team may deem relevant. In the event that we decide to enter into an initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our shareholder communications related to our initial business combination, which would be in the form of proxy solicitation or tender offer materials, as applicable, that we would file with the U.S. Securities and Exchange Commission, or the SEC.

Initial Business Combination

Nasdaq rules require that our initial business combination must be with one or more target businesses that together have an aggregate fair market value equal to at least 80% of the balance in the trust account (less any deferred underwriting commissions and taxes payable on interest earned) at the time of our signing a definitive agreement in connection with our initial business combination. If our Board of Directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or an independent accounting firm. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination.

We will have until 9 months from the closing of our IPO to consummate an initial business combination (the “Combination Period”). However, if we anticipate that we may not be able to consummate our initial business combination within 9 months, we may extend the Combination Period up to three times, each by an additional three months (for a total of up to 18 months to complete a business combination) without submitting such proposed extensions to our shareholders for approval or offering our public shareholders redemption rights in connection therewith. Pursuant to the terms of our amended and restated memorandum and articles of association and the trust agreement entered into between us and American Stock Transfer & Trust Company on October 13, 2022, in order to extend the time available for us to consummate our initial business combination, our Sponsor or its affiliates or designees, upon ten days advance notice prior to the applicable deadline, must deposit into the trust account $660,000 ($0.10 per share) on or prior to the date of the applicable deadline, for each three month extension (or up to an aggregate of $1,980,000, or $0.30 per share, if we extend for the full nine months). Any such payments would be made in the form of a loan. Any such loans will be non-interest bearing and payable upon the consummation of our initial business combination. If we complete our initial business combination, we would repay such loaned amounts out of the proceeds of the trust account released to us. If we do not complete a business combination, we will not repay such loans. Furthermore, the letter agreement with our initial shareholders contains a provision pursuant to which our Sponsor has agreed to waive its right to be repaid for such loans out of the funds held in the trust account in the event that we do not complete a business combination. Our Sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. Up to $1,500,000 of the loans made by our Sponsor, our officers and directors, or our or their affiliates to us prior to or in connection with our initial business combination (including loans made to extend our time period for consummating a business combination) may be convertible into Units at a price of $10.00 per Unit at the option of the lender.

If we are unable to consummate an initial business combination within such time period, we will, as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any interest earned on the funds held in the trust account (net of interest that may be used by us to pay our taxes payable and for dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law and as further described herein, and then seek to dissolve and liquidate. We expect the pro rata redemption price to be approximately $10.20 per public share (subject to increase of up to an additional $0.30 per share in the event that our Sponsor elects to extend the period of time to consummate a business combination by the full nine months), without taking into account any interest earned on such funds. However, we cannot assure you that we will in fact be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public shareholders.

We anticipate structuring our initial business combination so that the post-transaction company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If our initial business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses.

Permission Required from the Chinese Authorities for a Business Combination

Although our offices are located in United States, a majority of our directors and officers have significant ties to China. As a result, our directors and officers who have significant ties to China may be subject to certain risks relating to regulatory oversight by the PRC government. In particular, changes in the policies, regulations, rules, and the enforcement of laws of the PRC government may be adopted quickly with little advance notice. The Chinese government may also intervene or influence our search for a target business or the completion of an initial business combination at any time through our directors and officers who have significant ties to China. This could significantly and negatively impact our search for a target business and/or the value of the securities.

As a Cayman Islands company with no operations or subsidiaries in China and expected to conduct a target search outside of China, we are not required to obtain permission from any Chinese authorities to operate, nor have we been contacted by any Chinese authorities in connection with our operations, and we do not expect that permission will be required from the Chinese authorities in the future in connection with our business combination since we will not undertake our initial business combination with any entity that is based in, located in or with its principal business operations in China (including Hong Kong and Macau).

Implication of the Holding Foreign Companies Accountable Act

The Holding Foreign Companies Accountable Act, or the HFCAA, was enacted on December 18, 2020. The HFCAA states that if the SEC determines that an issuer’s audit reports issued by a registered public accounting firm have not been subject to inspection by the PCAOB for three consecutive years beginning in 2021, the SEC shall prohibit such issuer’s securities from being traded on a national securities exchange or in the over-the-counter trading market in the United States. On December 29, 2022, the Accelerating Holding Foreign Companies Accountable Act (“AHFCAA”) was enacted, which amends the HFCAA and requires the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years instead of three consecutive years.

Recent PCAOB Developments

Future developments in U.S. laws may restrict our ability or willingness to complete certain business combinations with companies. For instance, the enacted HFCAA would restrict our ability to consummate a business combination with a target business unless that business met certain standards of the PCAOB and would require delisting of a company from U.S. national securities exchanges if the PCAOB is unable to inspect its public accounting firm for three consecutive years. The HFCAA also requires public companies to disclose, among other things, whether they are owned or controlled by a foreign government. We may not be able to consummate a business combination with a favored target business due to these laws. Furthermore, on June 22, 2021, the U.S. Senate passed the AHFCAA, which, if signed into law, would amend the HFCAA and require the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years instead of three consecutive years.

The documentation we may be required to submit to the SEC proving certain beneficial ownership requirements and establishing that we are not owned or controlled by a foreign government in the event that we use a foreign public accounting firm not subject to inspection by the PCAOB or where the PCAOB is unable to inspect or investigate our accounting practices or financial statements because of a position taken by an authority in the foreign jurisdiction could be onerous and time consuming to prepare. The HFCAA mandates the SEC to identify issuers of SEC-registered securities whose audited financial reports are prepared by an accounting firm that the PCAOB is unable to inspect due to restrictions imposed by an authority in the foreign jurisdiction where the audits are performed. If such identified issuer’s auditor cannot be inspected by the PCAOB for three consecutive years, the trading of such issuer’s securities on any U.S. national securities exchanges, as well as any over-the-counter trading in the U.S., will be prohibited.

On March 24, 2021, the SEC adopted interim final rules relating to the implementation of certain disclosure and documentation requirements of the HFCAA. An identified issuer will be required to comply with these rules if the SEC identifies it as having a “non-inspection” year under a process to be subsequently established by the SEC.

On November 5, 2021, the SEC approved the PCAOB’s Rule 6100, Board Determinations Under the Holding Foreign Companies Accountable Act. Rule 6100 provides a framework for the PCAOB to use when determining, as contemplated under the HFCAA, whether it is unable to inspect or investigate completely registered public accounting firms located in a foreign jurisdiction because of a position taken by one or more authorities in that jurisdiction.

On December 2, 2021, the SEC issued amendments to finalize rules implementing the submission and disclosure requirements in the Holding Foreign Companies Accountable Act. The rules apply to registrants that the SEC identifies as having filed an annual report with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that PCAOB is unable to inspect or investigate completely because of a position taken by an authority in foreign jurisdictions.

On December 16, 2021, the PCAOB issued a Determination Report which found that the PCAOB is unable to inspect or investigate certain registered public accounting firms headquartered in: (i) mainland China, and (ii) Hong Kong. In addition, the PCAOB’s report identified the specific registered public accounting firms that are subject to these determinations. On August 26, 2022, the PCAOB signed a Statement of Protocol with the China Securities Regulatory Commission and the Ministry of Finance of the PRC (“SOP”), taking the first step toward opening access for the PCAOB to inspect and investigate registered public accounting firms headquartered in mainland China and Hong Kong completely, consistent with U.S law. Pursuant to the SOP, the PCAOB shall have independent discretion to select any issuer audits for inspection or investigation and has the unfettered ability to transfer information to the SEC.

On December 15, 2022, the PCAOB determined that the PCAOB was able to secure complete access to inspect and investigate registered public accounting firms headquartered in mainland China and Hong Kong and voted to vacate its previous determinations to the contrary. However, should PRC authorities obstruct or otherwise fail to facilitate the PCAOB’s access in the future, the PCAOB will consider the need to issue a new determination.

Our auditor, Marcum LLP, headquartered in New York, NY, is an independent registered public accounting firm with the PCAOB and has been inspected by the PCAOB on a regular basis. The PCAOB currently has access to inspect the working papers of our auditor. If, for whatever reason, the PCAOB is unable to conduct inspections or full investigations of our auditor, we could be delisted or prohibited from being traded over the counter. If our securities are unable to be listed on another securities exchange by then, such delisting and prohibition would substantially impair your ability to sell or purchase our securities when you wish to do so, and the risk and uncertainty associated with potential delisting and prohibition would have a negative impact on the price of our securities. Also, such delisting and prohibition could significantly affect our ability to raise capital on acceptable terms, or at all, which would have a material adverse effect on our business, financial condition and prospects. Future developments in respect of increase U.S. regulatory access to audit information are uncertain, as the legislative developments are subject to the legislative process and the regulatory developments are subject to the rule-making process and other administrative procedures.

In the event that we complete a business combination with a non-U.S. company and any of the legislative actions or regulatory changes discussed above were to proceed in ways that are detrimental to a non-U.S. issuer, it could cause us to fail to be in compliance with U.S. securities laws and regulations, we could cease to be listed on a U.S. securities exchange, and U.S. trading of our shares could be prohibited. Any of these actions, or uncertainties in the market about the possibility of such actions, could adversely affect our prospects to successfully complete a business combination with a non-U.S. company, our access to the U.S. capital markets and the price of our shares.

Corporate Information

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Ordinary Shares that is held by non-affiliates exceeds $700 million as of the prior December 31, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our Ordinary Shares held by non-affiliates equals or exceeds $250 million as of the end of the second fiscal quarter of such fiscal year, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our Ordinary Shares held by non-affiliates equals or exceeds $700 million as of the end of the second fiscal quarter of such fiscal year.

Exempted companies are Cayman Islands companies wishing to conduct business outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Act. As an exempted company, we have applied for and expect to receive a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Act (Revised) of the Cayman Islands, for a period of 20 years from the date of the undertaking, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations shall apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax shall be payable (i) on or in respect of our shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.

We are a Cayman Islands exempted company incorporated on March 1, 2021. Our executive offices are located at 420 Lexington Ave Suite 2446, New York, NY 10170, and our telephone number is 347-627-0058. The cost for this space is provided to us by our Sponsor, as part of the $10,000 per month payment we make to it for office space and related services. We consider our current office space adequate for our current operations.

Employees

We currently have 2 officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the initial business combination process we are in. We do not intend to have any full time employees prior to the completion of our initial business combination.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to include risk factors in this Annual Report.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We do not own any real estate or other physical properties materially important to our operations. We maintain our principal executive offices are located at 420 Lexington Ave Suite 2446, New York, NY 10170, and our telephone number is 347-627-0058.

Item 3. Legal Proceedings.

We are not currently a party to any material litigation or other legal proceedings brought against us. We are also not aware of any legal proceeding, investigation or claim, or other legal exposure that has a more than remote possibility of having a material adverse effect on our business, financial condition or results of operations.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market Information.

Our Units, Ordinary Shares, and Rights are each traded on The Nasdaq Global Market (“Nasdaq”) under the symbols “TENKU,” “TENK,” and “TENKR,” respectively.

Holders

As of the date hereof, we had 4 holders of record of our Units, 4 holders of record of our separately traded Ordinary Shares, and 1 holder of our separately traded Rights. The number of record holders was determined from the records of our transfer agent.

Dividends

We have not paid any cash dividends on our Ordinary Shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our Board of Directors at such time. In addition, our Board of Directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

In March 2021, we issued an aggregate of 1,437,500 founder shares to our Sponsor for an aggregate purchase price of $25,000, or approximately $0.017 per share. On December 20, 2021, the Board of Directors of the Company and our Sponsor, as sole shareholder of the Company, approved, through a special resolution, the following share capital changes:

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

On December 20, 2021, the Company issued an additional 287,500 Ordinary Shares to our Sponsor for no additional consideration, resulting in our Sponsor holding an aggregate of 1,725,000 Ordinary Shares (the “Founder Shares”). The issuance was considered as a bonus share issuance, in substance a recapitalization transaction, which was recorded and presented retroactively. The Founder Shares include an aggregate of up to 225,000 ordinary shares subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full or in part. With the consummation of the IPO (including partial exercise by the underwriter of its over-allotment option), 75,000 Founder Shares were forfeited, resulting in our Sponsor holding an aggregate of 1,650,000 Founder Shares.

On October 18, 2022, the Company consummated its IPO of 6,600,000 Units, including 600,000 additional Units issued pursuant to the partial exercise by the underwriter of its over-allotment option. Each Unit consists of one ordinary share, par value $0.0001 per share, of the Company and one Right to receive two-tenths (2/10) of one Ordinary Share upon the consummation of the Company’s initial business combination. The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $66,000,000.

Simultaneously with the consummation of the IPO and the sale of the Units, the Company consummated the private placement of 394,000 Units (the “Placement Units”), each Placement Unit consisting of one Ordinary Share and one Right, to the Sponsor at a price of $10.00 per Placement Unit, generating total proceeds of $3,940,000.

As of October 18, 2022, transaction costs amounted to $4,859,330 consisting of $1,320,000 of cash underwriting fees, non-cash underwriting fees of $2,922,480 represented by the fair value of 297,000 shares issued to the underwriter and $616,850 of other offering costs.

A total of $67,320,000 of the net proceeds from the IPO and the Private Placement were placed in a U.S.-based trust account established for the benefit of the Company’s public shareholders and maintained by American Stock Transfer & Trust Company, acting as trustee.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Results of Operations and Known Trends or Future Events

We have not generated any revenues to date, and we will not be generating any operating revenues until the closing and completion of our initial business combination. Our entire activity up to December 31, 2022 has been related to our formation, the Initial Public Offering and, since the closing of the Initial Public Offering, and a search for a business combination target. We have, and expect to continue to generate, non-operating income in the form of interest income and unrealized gains on investments held in the trust account. We expect to continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with the search for a business combination target.

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

For the year ended December 31, 2022, we had net income of $380,811, which primarily consisted of investment income on the trust assets of $493,020, partially offset by operating expenses of $138,115.

Liquidity, Capital Resources Going Concern

As of December 31, 2022 our cash was $289,175.

Our registration statement for the IPO (the “Registration Statement”) was declared effective on October 13, 2022. On October 18, 2022, we consummated the IPO of 6,600,000 Units, including 600,000 additional Units issued pursuant to the partial exercise by the underwriter of its over-allotment option (with respect to the common stock included in the Units being offered, the “Public Shares”), generating gross proceeds of $66,000,000.

Simultaneously with the consummation of the IPO and the sale of the Units, we consummated the Private Placement of 394,000 Placement Units to the Sponsor at a price of $10.00 per Placement Unit, generating total proceeds of $3,940,000.

Following the closing of the IPO on October 18, 2022, an amount of $67,320,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement was placed in the trust account. The funds held in the trust account may be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by us meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the us, until the earlier of: (i) the completion of a business combination or (ii) the distribution of the trust account.

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

As of December 31, 2022, we had available to us approximately $289,175 of proceeds held outside the trust account. We will use these funds to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds on a non-interest bearing basis as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Other than as described above, the terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

We expect our primary liquidity requirements during that period to include $92,000 for legal, accounting, due diligence, travel and other expenses associated with structuring, negotiating and documenting successful business combinations as well as legal and accounting fees related to regulatory reporting requirements, and $216,800 for working capital that will be used for miscellaneous expenses and reserves. In addition, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000 if we need additional capital.

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

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management believes that the funds which the Company has available following the completion of the Initial Public Offering will enable it to sustain operations for a period of at least one-year from the issuance date of this financial statement. However, management has determined that the combination period is less than one year from the date of the issuance of the financial statements. There is no assurance that the Company’s plans to consummate a business combination will be successful within the combination period. The liquidation deadline before any extension is less than a year from the date of this report. As a result, there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued or are available to be issued. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.

The change in cash for the year ended December 31, 2022 was an increase of $289,175 and was comprised of cash used in operating activities of $47,968, cash used in investing activities of $67,320,000 and cash provided by financing activities of $67,657,143. The investing and financing activities related to the IPO proceeds and investing the proceeds in the trust account.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.

Our Sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, officers or directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

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

The holders of the Founder Shares, Placement Units and Units that may be issued upon conversion of Working Capital Loans (and any shares of Ordinary Shares issuable upon the exercise of the Private Placement Right) will be entitled to registration rights pursuant to a registration rights agreement signed prior to or on the effective date of the IPO requiring us to register such securities for resale. The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to completion of a business combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that we will not be required to effect or permit any registration or cause any registration statement to become effective until the securities covered thereby are released from their lock-up restrictions. We will bear the expenses incurred in connection with the filing of any such registration statements.

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

Deferred Offering Costs

Deferred offering costs consist of costs incurred in connection with preparation for the IPO. These costs, together with the underwriting discounts and commissions, were charged to additional paid in capital upon completion of the IPO. As of December 31, 2022 and 2021 we had deferred offering costs of $0 and $126,422, respectively.

Net income (loss) per share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per share of ordinary shares is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class method in calculating income (loss) per ordinary share.

The calculation of diluted income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the Private Placement since the exercise of the warrants is contingent upon the occurrence of future events. As of December 31, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the period presented.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As of December 31, 2022, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts in the trust account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8. Financial Statements and Supplementary Data.

This information appears following Item 15 of this Form 10-K and is incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting as of December 31, 2022.

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our current officers and directors are as follows:

Name	Age	Title
Xiaofeng Yuan	50	Chief Executive Officer and Chairman of the Board of Directors
Taylor Zhang	42	Chief Financial Officer and Director
Cathy Jiang	32	Director
Joel Mayersohn	63	Director
Brian Hartzband	36	Director

Xiaofeng Yuan has served as our Executive Director and Chairman since March 2021, and our Chief Executive Officer since July 2021. Mr. Yuan founded 38Fule Group and served as the Chairman of Xianyang 38Fule from 1992 to 1998. Mr. Yuan also serves as the Chairman of Shaanxi 38Fule Technology Company, a developer, manufacturer, and distributor of health and personal care products in China, since 1999. Mr. Yuan founded 38Fule in 1992 and led the company to become one of the top 100 healthcare companies in China and himself is an influential leader in the healthcare industry as well. Mr. Yuan and his team have always been devoted to women’s healthcare and wellbeing. “38Fule” has received several awards under Mr. Yuan’s leadership, including “National Brand”, “Women’s Choice Brand” and “Shaanxi’s Trademark”. Shaanxi 38Fule Technology Group received the only direct selling license in Shaanxi Province in 2016. In addition, Mr. Yuan also serves as the Deputy Chairman of China Reproductive Health Association, the Managing Director of China Youth Volunteer Organization, Adjunct Professor at Xi’an Jiaotong University as well as Visiting Professor at Xi’an Polytechnic University. We believe that Mr. Yuan is qualified to serve on our board due to his extensive experience in management and leadership skills.

Taylor Zhang has served as our Chief Financial Officer and Executive Director since March 2021. Mr. Zhang served as our Chief Executive Officer from March 2021 to July 2021. From May 2009 to December 2021, Mr. Zhang served as Chief Financial Officer and executive director of the China XD Plastics Company Limited (CXDC), where he oversees CXDC’s major financial and capital market matters, including Nasdaq listing, direct equity financing from world class institutional investors and a global bond offering. During his tenure at CXDC, its revenue grew at CAGR of 56% and exceeded US$1 billion in 6 years after listing on Nasdaq. From May 2008 to March 2009, Mr. Zhang served as Chief Financial Officer of Advanced Battery Technologies, Inc. From 2007 to 2008, he served as the Executive Vice President of Finance of China Natural Gas, Inc. From 2005 to 2007, Mr. Zhang worked as a research analyst in New York Private Equity. From 2000 to 2002, he was employed as Finance Manager by Datong Thermal Power Limited. Mr. Zhang contributes to our Board of Directors with extensive experience in finance and operations. He holds an MBA from University of Florida and a Bachelor’s Degree in Mechanical and Electronic Engineering from Beijing Technology and Business University.

Cathy Jiang is an experienced professional in asset management and banking industries. Ms. Jiang serves as the Managing Director at Alpha Square Group, a family office in New York City. Her primary responsibility includes asset allocation, fund manager selection, and new investment initiatives. From 2017 to 2020, Ms. Jiang served as the Associate Managing Director, Greater China at Federated Hermes (NYSE: FHI), one of the largest asset management companies in the U.S. with $575.9 billion asset under management as of the end of 2020, where she focused on the company’s expansion in Asia and particularly in Greater China. Previously, she worked for Agricultural Bank of China and Bank of China in institutional business development roles covering both Asian and U.S. institutional investors. Ms. Jiang received her M.A. degree from Michigan State University. We believe that Ms. Jiang is well qualified to serve on our board due to her extensive experience in finance.

Joel Mayersohn is a member at Dickinson Wright, where he specializes in corporate, securities and business law. He advises a diversified client base in private placements, public offerings, mergers and acquisitions, financing transactions and general securities law matters. He also has experience in venture capital, bridge loans and pipe financings. He is a member of the Florida and New York Bars and received his J.D. and B.A from The State University of New York at Buffalo. We believe that Mr. Mayersohn is well qualified to serve on our board due to his extensive experience in corporate and finance legal matters.

Brian Hartzband is a business development executive with large corporate and start-up experience. He co-founded Handcrafted 4 Home in June 2017, which is a home decor brand, specializing in handcrafted home storage products. Under his leadership, Mr. Hartzband grew the company to one of the top sellers by volume of home organization products on Wayfair.com and expanded to other large retail outlets, such as Walmart and Home Depot. Prior to founding Handcrafted 4 Home, Brian spent over 10 years in Wall Street and worked in finance for some of the largest financial institutions of the world. From January 2014 to June 2016, Mr. Hartzband worked as a Financial Advisor at Merrill Lynch, primarily responsible for managing public company executives’ stock plans and personal wealth investment strategies. From February 2008 to January 2014, Mr. Hartzband worked as a Senior Investment Associate at UBS Financial Services, where his team’s assets grew to over $125 million by developing relationships with C-Suite executives of major public companies along with international clients in China. From 2007 to March 2008 Mr. Hartzband started out at Bear Stearns (acquired by J.P. Morgan as a Marketing Assistant, primarily responsible for building and growing relationships with ultra-high net worth individuals, C-Suite executives at public companies. Mr. Hartzband holds a B.S. in Finance from Suffolk University. We believe that Mr. Hartzband is well qualified to serve on our board due to his extensive experience in finance.

None of our management team has any experience with blank check companies. As such, there is no guarantee that we will be successful with respect to any business combination we may consummate or that we will be able to identify a suitable candidate for our initial business combination. As such, there is no guarantee that we will be successful with respect to any business combination we may consummate or that we will be able to identify a suitable candidate for our initial business combination.

Number, Terms of Office and Election of Officers and Directors

Our Board of Directors consists of five members. Each of our directors will hold office for a two-year term. Subject to any other special rights applicable to the shareholders, any vacancies on our Board of Directors may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our board or by a majority of the holders of our Ordinary Shares.

Our officers are elected by the Board of Directors and serve at the discretion of the Board of Directors, rather than for specific terms of office. Our Board of Directors is authorized to appoint persons to the offices set forth in our amended and restated memorandum and articles of association as it deems appropriate. Our amended and restated memorandum and articles of association will provide that our officers may consist of a Chairman, Chief Executive Officer, President, Chief Financial Officer, Vice Presidents, Secretary, Assistant Secretaries, Treasurer and such other offices as may be determined by the Board of Directors.

Director Independence

The Nasdaq listing standards require that a majority of our Board of Directors be independent. An “independent director” is defined generally as a person who has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). Our board has determined that each of Cathy Jiang, Joel Mayersohn and Brian Hartzband is an independent director under applicable SEC and Nasdaq rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Officer and Director Compensation

None of our officers or directors have received any cash compensation for services rendered to us. Commencing on the date that our securities are first listed on Nasdaq through the earlier of consummation of our initial business combination and our liquidation, we will pay an affiliate of our Sponsor a total of $10,000 per month for office space, administrative and support services. Our Sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, officers, directors or our or their affiliates.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time such materials are distributed, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined by a compensation committee constituted solely by independent directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after the initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Committees of the Board of Directors

Our Board of Directors has two standing committees: an audit committee and a compensation committee. Each committee will operate under a charter that has been approved by our board and will have the composition and responsibilities described below. Subject to phase-in rules and a limited exception, Nasdaq rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and Nasdaq rules require that the compensation committee of a listed company be comprised solely of independent directors.

Audit Committee

We have established an audit committee of the Board of Directors. The members of our audit committee are Cathy Jiang, Joel Mayersohn and Brian Hartzband. Cathy Jiang will serve as chairman of the audit committee.

Each member of the audit committee is financially literate and our Board of Directors has determined that Cathy Jiang qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;

●	setting clear hiring policies for employees or former employees of the independent auditors;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent auditors describing (i) the independent auditor’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within, the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We have established a compensation committee of the Board of Directors. The members of our Compensation Committee are Cathy Jiang, Joel Mayersohn and Brian Hartzband. Joel Mayersohn will serve as chairman of the compensation committee. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer’s based on such evaluation;

●	reviewing and approving the compensation of all of our other officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Director Nominations

We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605(e)(2) of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by the Board of Directors. The Board of Directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. In accordance with the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The Board of Directors will also consider director candidates recommended for nomination by our shareholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of shareholders (or, if applicable, a special meeting of shareholders). Our shareholders that wish to nominate a director for election to our Board of Directors should follow the procedures set forth in our bylaws.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for directorship, the Board of Directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, and in the past year has not served, (i) as a member of the compensation committee or Board of Directors of another entity, one of whose executive officers served on our compensation committee, or (ii) as a member of the compensation committee of another entity, one of whose executive officers served on our Board of Directors.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. You will be able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Conflicts of Interest

Under Cayman Islands law, directors and officers owe the following fiduciary duties:

●	duty to act bona fide in the best interests of the company;

●	duty not to make a profit based on their positions as director (unless the company permits them to do so); and

●	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests.

In addition to the above, directors also owe to the company a duty of to act with skill and care which is not fiduciary in nature. This duty has been considered that a director need not exhibit in the performance of his duties a greater degree of skill than may reasonably be expected from a person of his knowledge and experience. However, English and Commonwealth courts have moved towards an objective standard with regard to the required skill and care and these authorities are likely to be followed in the Cayman Islands.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the amended and restated memorandum and articles of association or alternatively by shareholder approval at general meetings.

Each of our directors and officers presently has, and in the future any of our directors and our officers may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present acquisition opportunities to such entity. Accordingly, subject to his or her fiduciary duties under Cayman Islands law, if any of our officers or directors becomes aware of an acquisition opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will need to honor his or her fiduciary or contractual obligations to present such acquisition opportunity to such entity, and only present it to us if such entity rejects the opportunity. Our amended and restated memorandum and articles of association will provide that, subject to his or her fiduciary duties under Cayman Islands law, we renounce our interest in any corporate opportunity offered to any officer or director unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue. We do not believe, however, that any fiduciary duties or contractual obligations of our directors or officers would materially undermine our ability to complete our business combination.

Members of our management team may become an officer or director of another special purpose acquisition company with a class of securities registered under the Exchange Act even before we have entered into a definitive agreement regarding our initial business combination. Potential investors should also be aware of the following other potential conflicts of interest:

●	None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	Our Sponsor, officers and directors have agreed to waive their redemption rights with respect to our Founder Shares and Public Shares in connection with the consummation of our initial business combination. Additionally, our Sponsor, officers and directors have agreed to waive their redemption rights with respect to their Founder Shares if we fail to consummate our initial business combination within 9 months after the closing of our IPO (or up to 18 months from the closing of our IPO if we extend the period of time to consummate a business combination by the full amount of time). If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the Placement Units held in the trust account will be used to fund the redemption of our Public Shares, and the Rights will expire worthless. With certain limited exceptions, the Founder Shares will not be transferable, assignable or salable by our Sponsor until the earlier of (1) one year after the completion of our initial business combination and (2) the date on which we consummate a liquidation, merger, share exchange, reorganization, or other similar transaction after our initial business combination that results in all of our shareholders having the right to exchange their Ordinary Shares for cash, securities or other property. Notwithstanding the foregoing, if the last sale price of our Ordinary Shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, the Founder Shares will be released from the lock-up. With certain limited exceptions, the Placement Units, Private Placement Shares, Private Placement Rights and the Ordinary Shares underlying such Rights will not be transferable, assignable or salable by our Sponsor until 30 days after the completion of our initial business combination. Since our Sponsor and officers and directors may directly or indirectly own Ordinary Shares and Rights following our IPO, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

The conflicts described above may not be resolved in our favor.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Below is a table summarizing the entities to which our officers and directors currently have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation
Xiaofeng Yuan	Shaanxi 38Fule Technology Company	Healthcare company	Chairman

Taylor Zhang	Ascendant Global Advisors, Inc	Business consulting and advisory	Managing Director

Cathy Jiang	Alpha Square Group	Family office investing in growth-stage Fintech and Enterprise SaaS companies	Managing Director

	Guangdong-Hong Kong-Macao Greater Bay Area Youth Entrepreneurship Incubator	Hong Kong based incubator to support and fund young entrepreneurs in Greater Bay Area in China	Mentor

Brian Hartzband	Handcrafted 4 Home	A home decor brand specializing in handcrafted home storage products	Co-Founder

Joel Mayersohn	Dickinson Wright PLLC	Full-service law firm in the U.S.	Member

Accordingly, if any of the above officers or directors becomes aware of a business combination opportunity which is suitable for any of the above entities to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity, subject to his or her fiduciary duties under Cayman Islands law.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our Sponsor, officers or directors. In the event we seek to complete our initial business combination with such a company, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or an independent accounting firm, that such an initial business combination is fair to our Company from a financial point of view.

In the event that we submit our initial business combination to our public shareholders for a vote, our Sponsor, officers and directors have agreed, pursuant to the terms of a letter agreement entered into with us, to vote any Founder Shares held by them (and their permitted transferees will agree) and any Public Shares purchased during or after the IPO in favor of our initial business combination.

Limitation on Liability and Indemnification of Officers and Directors

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, fraud or the consequences of committing a crime. Our amended and restated memorandum and articles of association will provide for indemnification of our officers and directors to the maximum extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud or willful default. We may purchase a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Item 11. Executive Compensation.

None of our officers or directors have received any cash compensation for services rendered to us. Commencing on the date that our securities are first listed on Nasdaq through the earlier of consummation of our initial business combination and our liquidation, we will pay an affiliate of our Sponsor a total of $10,000 per month for office space, administrative and support services. Our Sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, officers, directors or our or their affiliates.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time such materials are distributed, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined by a compensation committee constituted solely by independent directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after the initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth information regarding the beneficial ownership of our Ordinary Shares as of the date hereof by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding Ordinary Shares;

●	each of our officers and directors; and

●	all of our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them.

The beneficial ownership of our Ordinary Shares is based on an aggregate of 8,941,000 Ordinary Shares issued and outstanding as of the date hereof.

Name and Address of Beneficial Owner(1)	Number of Ordinary Shares Beneficially Owned(2)	Approximate Percentage of Outstanding Ordinary Shares
10XYZ Holdings LP (3)	2,044,000	22.9%
Xiaofeng Yuan (3)	2,044,000	22.9%
Taylor Zhang (3)	2,044,000	22.9%
Cathy Jiang	—	—
Joel Mayersohn	—	—
Brian Hartzband	—	—
All executive officers and directors as a group (5 individuals)	2,044,000	22.9%

Hudson Bay Capital Management LP(4)	500,000	5.6%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 420 Lexington Ave Suite 2446, New York, NY 10170.

(2)	Interests shown consist of Founder Shares and Private Placement Shares.

(3)	Each of Xiaofeng Yuan, our Chief Executive Officer and Chairman of our Board of Directors and Taylor Zhang, our Chief Financial Officer, may be deemed to beneficially own shares held by our Sponsor by virtue of his control over 10XYZ Management LLC, the general partner of our Sponsor, as its managing members. Each of Mr. Yuan and Mr. Zhang disclaims beneficial ownership of our ordinary shares held by our Sponsor other than to the extent of his pecuniary interest in such shares.

(4)	Based on a Schedule 13G filed by the reporting persons. Mr. Sander Gerber serves as the managing member of Hudson Bay Capital GP LLC, which is the general partner of Hudson Bay Capital Management LP. Mr. Gerber disclaims beneficial ownership of these securities. The address for the reporting persons is 28 Havemeyer Place, 2nd Floor, Greenwich, CT 06830.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

In March 2021, we issued an aggregate of 1,437,500 founder shares to our Sponsor for an aggregate purchase price of $25,000, or approximately $0.017 per share. On December 20, 2021, the Board of Directors of the Company and our Sponsor, as sole shareholder of the Company, approved, through a special resolution, the following share capital changes:

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

On December 20, 2021, the Company issued an additional 287,500 Ordinary Shares to our Sponsor for no additional consideration, resulting in our Sponsor holding an aggregate of 1,725,000 Ordinary Shares (the “Founder Shares”). The issuance was considered as a bonus share issuance, in substance a recapitalization transaction, which was recorded and presented retroactively. The Founder Shares include an aggregate of up to 225,000 ordinary shares subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full or in part. With the consummation of the IPO (including partial exercise by the underwriter of its over-allotment option), 75,000 Founder Shares were forfeited, resulting in our Sponsor holding an aggregate of 1,650,000 Founder Shares.

On October 18, 2022, simultaneously with the consummation of the IPO and the sale of the Units, the Company consummated the private placement (the “Private Placement”) of 394,000 Units (the “Placement Units”), each Placement Unit consisting of one Ordinary Share (the “Private Placement Share”) and one right (the “Private Placement Right”), to the Sponsor at a price of $10.00 per Placement Unit, generating total proceeds of $3,940,000. The Private Placement Shares and the Private Placement Rights (including the Ordinary Shares issuable upon conversion of the Private Placement Rights) may not, subject to certain limited exceptions, be transferred, assigned or sold by it until 30 days after the completion of our initial business combination. There will be no redemption rights or liquidating distributions from the trust account with respect to the Founder Shares, Private Placement Shares, or Private Placement Rights which will expire worthless if we do not consummate a business combination within the allotted 9-month period (or up to 18 months from the closing of our IPO if we extend the period of time to consummate a business combination by the full amount of time). The issuance of the Placement Units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

As more fully discussed in “Item 10. Directors, Executive Officers and Corporate Governance — Conflicts of Interest,” if any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us, subject to his or her fiduciary duties under Cayman Islands law. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

We entered into an Administrative Services Agreement with our Sponsor pursuant to which we will pay a total of $10,000 per month for office space, administrative and support services to such affiliate. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. Accordingly, in the event the consummation of our initial business combination takes the maximum 9 months (or up to 18 months from the closing of our IPO if we extend the period of time to consummate a business combination by the full amount of time), an affiliate of our Sponsor will be paid a total of $120,000 ($10,000 per month) for office space, administrative and support services and will be entitled to be reimbursed for any out-of-pocket expenses.

Our Sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, officers, directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

Pursuant to a promissory note, our Sponsor agreed to loan to us up to $300,000 to be used for a portion of the expenses of our IPO. As of December 31, 2022, we did not have any borrowings under the promissory note with our Sponsor.

Pursuant to our amended and restated memorandum and articles of association, we may extend the period of time to consummate a business combination up to three times, each by an additional three months (for a total of up to 18 months to complete a business combination) without submitting such proposed extensions to our shareholders for approval or offering our public shareholders redemption rights in connection therewith. In order to extend the time available for us to consummate our initial business combination, our Sponsor or its affiliates or designees, upon ten days advance notice prior to the applicable deadline, must deposit into the trust account $660,000 ($0.10 per share) on or prior to the date of the applicable deadline, for each three month extension (or up to an aggregate of $1,980,000, or $0.30 per share, if we extend for the full nine months). Any such payments would be made in the form of a loan. Any such loans will be non-interest bearing and payable upon the consummation of our initial business combination. If we complete our initial business combination, we would repay such loaned amounts out of the proceeds of the trust account released to us. If we do not complete a business combination, we will not repay such loans.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment.

Up to $1,500,000 of the loans made by our Sponsor, our officers and directors, or our or their affiliates to us prior to or in connection with our initial business combination may be convertible into Units, at a price of $10.00 per Unit at the option of the lender, upon consummation of our initial business combination. The Units would be identical to the Placement Units. The terms of such loans by our Sponsor, our officers and directors, or their affiliates, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our Sponsor, our officers and directors or an affiliate of theirs as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a shareholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

We entered into a registration rights agreement with respect to the Founder Shares, Placement Units, and Units that may be issued on conversion of working capital loans (and in each case holders of their component securities, as applicable).

Related Party Policy

We have not yet adopted a formal policy for the review, approval or ratification of related party transactions. Accordingly, the transactions discussed above were not reviewed, approved or ratified in accordance with any such policy.

We have adopted a code of ethics requiring us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our Board of Directors (or the appropriate committee of our board) or as disclosed in our public filings with the SEC. Under our code of ethics, conflict of interest situations will include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the Company. You will be able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

In addition, our audit committee, pursuant to a written charter that we have adopted prior to the consummation of our IPO, is responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present will be required in order to approve a related party transaction. A majority of the members of the entire audit committee will constitute a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee will be required to approve a related party transaction. We also require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our Sponsor, officers or directors unless we, or a committee of independent directors, have obtained an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or an independent accounting firm, that our initial business combination is fair to our company from a financial point of view. Furthermore, no finder’s fees, reimbursements or cash payments will be made to our Sponsor, officers or directors, or our or their affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination. However, the following payments will be made to our Sponsor, officers or directors, or our or their affiliates, none of which will be made from the proceeds of our IPO held in the trust account prior to the completion of our initial business combination:

●	Repayment of up to an aggregate of up to $300,000 in loans, if any, made to us by our Sponsor to cover offering-related and organizational expenses;

●	Payment to an affiliate of our Sponsor of $10,000 per month, for up to 9 months (or up to 18 months from the closing of our IPO if we extend the period of time to consummate a business combination by the full amount of time), for office space, utilities and secretarial and administrative support;

●	Reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination; and

●	Repayment of non-interest bearing loans which may be made by our Sponsor or an affiliate of our Sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination and repayment of non-interest bearing loans which may be made by our Sponsor or its affiliates to extend our time period for consummating a business combination, the terms of which (other than as described above) have not been determined nor have any written agreements been executed with respect thereto. Up to $1,500,000 of the loans made by our Sponsor, our officers and directors, or our or their affiliates to us prior to or in connection with our initial business combination may be convertible into Units, at a price of $10.00 per Unit at the option of the lender, upon consummation of our initial business combination. The Units would be identical to the Placement Units.

Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, officers or directors, or our or their affiliates.

Director Independence

The Nasdaq listing standards require that a majority of our Board of Directors be independent. An “independent director” is defined generally as a person who has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). Our board has determined that each of Cathy Jiang, Joel Mayersohn and Brian Hartzband is an independent director under applicable SEC and Nasdaq rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accounting Fees and Services.

The following is a summary of fees paid or to be paid to Marcum LLP (“Marcum”) for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the period from March 1, 2021 (inception) through December 31, 2022 total $59,740 The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” We did not pay Marcum for professional services rendered for audit related fees for the period from March 1, 2021 (inception) through December 31, 2022.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the period from March 1, 2021 (inception) through December 31, 2022.

All Other Fees. We did not pay Marcum for other services for the period from March 1, 2021 (inception) through December 31, 2022.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

1. The following documents are filed as part of this Annual Report:

Financial Statements: See “Item 8. Financial Statements and Supplementary Data” herein and “Index to Financial Statements” and financial statements incorporated by reference therein commencing below.

2. Exhibits: The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

Exhibit Number	Description
3.1	Amended and Restated Memorandum and Articles of Association (incorporated herein by reference to Exhibit 3.1 to Form 8-K as filed with the Securities and Exchange Commission on October 19, 2022)

4.1	Specimen Unit Certificate (incorporated herein by reference to Exhibit 4.1 to Form S-1 as filed with the Securities and Exchange Commission on September 12, 2022)

4.2	Specimen Ordinary Share Certificate (incorporated herein by reference to Exhibit 4.2 to Form S-1 as filed with the Securities and Exchange Commission on September 12, 2022)

4.3	Specimen Right Certificate (incorporated herein by reference to Exhibit 4.3 to Form S-1 as filed with the Securities and Exchange Commission on September 12, 2022)

4.4	Rights Agreement, dated October 13, 2022, by and between the Registrant and American Stock Transfer & Trust Company, LLC (incorporated herein by reference to Exhibit 4.1 to Form 8-K as filed with the Securities and Exchange Commission on October 19, 2022)

10.1	Letter Agreement, dated October 13, 2022, by and among the Registrant, its officers and directors, and 10XYZ Holdings LP (incorporated herein by reference to Exhibit 10.1 to Form 8-K as filed with the Securities and Exchange Commission on October 19, 2022)

10.2	Investment Management Trust Agreement, dated October 13, 2022, by and between the Registrant and American Stock Transfer & Trust Company, LLC (incorporated herein by reference to Exhibit 10.2 to Form 8-K as filed with the Securities and Exchange Commission on October 19, 2022)

10.3	Registration Rights Agreement, dated October 13, 2022, by and between the Registrant and 10XYZ Holdings LP (incorporated herein by reference to Exhibit 10.3 to Form 8-K as filed with the Securities and Exchange Commission on October 19, 2022)

10.4	Private Placement Unit Subscription Agreement, dated October 13, 2022, by and between the Registrant and 10XYZ Holdings LP (incorporated herein by reference to Exhibit 10.4 to Form 8-K as filed with the Securities and Exchange Commission on October 19, 2022)

10.5	Securities Subscription Agreement, dated March 24, 2021, by and between the Registrant and 10XYZ Holdings LP (incorporated herein by reference to Exhibit 10.5 to Form S-1 as filed with the Securities and Exchange Commission on September 12, 2022)

10.6	Amended and Restated Securities Subscription Agreement, dated December 20, 2021, by and between the Registrant and 10XYZ Holdings LP (incorporated herein by reference to Exhibit 10.10 to Form S-1 as filed with the Securities and Exchange Commission on September 12, 2022)

10.7	Form of Administrative Services Agreement, by and between the Registrant and 10XYZ Holdings LP (incorporated herein by reference to Exhibit 10.8 to Form S-1 as filed with the Securities and Exchange Commission on September 12, 2022)

14	Form of Code of Ethics (incorporated herein by reference to Exhibit 14 to Form S-1 as filed with the Securities and Exchange Commission on September 12, 2022)

99.1	Form of Audit Committee Charter (incorporated herein by reference to Exhibit 99.1 to Form S-1 as filed with the Securities and Exchange Commission on September 12, 2022)

99.2	Form of Compensation Committee Charter (incorporated herein by reference to Exhibit 99.2 to Form S-1 as filed with the Securities and Exchange Commission on September 12, 2022)

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the Inline XBRL Instance Document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Item 16. Form 10-K Summary.

None.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TENX KEANE ACQUISITION

Date: April 17, 2023
	By:	/s/ Xiaofeng Yuan
Xiaofeng Yuan
Chief Executive Officer and Chairman
(Principal Executive Officer)

	By:	/s/ Taylor Zhang
Taylor Zhang
Chief Financial Officer and Director
(Principal Financial Officer and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Xiaofeng Yuan	Chief Executive Officer and Chairman	April 17, 2023
Xiaofeng Yuan	(Principle Executive Officer)

/s/ Taylor Zhang	Chief Financial Officer and Director	April 17, 2023
Taylor Zhang	(Principal Accounting and Financial Officer)

/s/ Cathy Jiang	Director	April 17, 2023
Cathy Jiang

/s/ Joel Mayersohn	Director	April 17, 2023
Alfred “Trey” Hickey

/s/ Brian Hartzband	Director	April 17, 2023
Brian Hartzband

TenX Keane Acquisition

FOR THE YEAR ENDED DECEMBER 31, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Opinion on the Financial Statements

We have audited the accompanying balance sheets of (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, shareholders’ equity (deficit) and cash flows the year ended December 31, 2022 and for the period from March 1, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and for the period from March 1, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. In addition, if the Company is unable to complete a business combination by July 18, 2023, then the Company will cease all operations except for the purpose of liquidating. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum llp

We have served as the Company’s auditor since 2021.

West Palm Beach, Florida

April 17, 2023

TENX KEANE ACQUISITION

BALANCE SHEETS

	December 31, 2022	December 31, 2021

ASSETS
Current Assets:
Cash	$289,175	$—
Prepaid expenses	88,169	—
Deferred offering costs	—	126,422
Total Current Assets	377,344	126,422
Investments held in trust account	67,813,020	—
Total Assets	$68,190,364	$126,422

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accrued formation costs	$31,836	$5,848
Due to related party	—	130,687
Total Current Liabilities	31,836	136,535

Commitments and contingencies

Ordinary shares subject to possible redemption (6,600,000 shares at $10.27 per share)	67,813,020	—

Shareholders’ Deficit:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Ordinary shares, $0.0001 par value; 150,000,000 shares authorized;
2,416,000 shares issued and outstanding (excluding 6,600,000 shares subject to possible redemption)	242	173
Additional paid-in capital	—	24,827
Shareholder receivable	—	(25,000)
Retained earnings (accumulated deficit)	345,266	(10,113)
Total Shareholders’ Equity (Deficit)	345,508	(10,113)
Total Liabilities and Shareholders’ Equity (Deficit)	$68,190,364	$126,422

The accompanying notes are an integral part of these financial statements.

TENX KEANE ACQUISITION

STATEMENTS OF OPERATIONS

	FOR THE YEAR ENDED DECEMBER 31, 2022	FOR THE PERIOD FROM MARCH 1, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021
General and administrative costs	$138,115	$10,113
Operating loss	(138,115)	(10,113)

Other Income

Interest income on investments held in trust account	493,020	—
Change in derivative liability	25,906	—
Total other income	518,926	—

Net income (loss)	$380,811	$(10,113)

Weighted average ordinary shares outstanding, basic and diluted for ordinary shares not subject to redemption	1,865,478	1,725,000
Basic and diluted net income (loss) per ordinary share for ordinary shares not subject to redemption	$0.12	$(0.01)
Weighted average ordinary shares outstanding, basic and diluted for ordinary shares subject to redemption	1,341,758	-

Basic and diluted net income (loss) per ordinary share for ordinary shares subject to redemption	$0.12	$-

The accompanying notes are an integral part of these financial statements.

TENX KEANE ACQUISITION

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

For the YEAR ended DECEMBER 31, 2022

	Ordinary Shares		Additional Paid-in	Shareholder	(Accumulated Deficit) Retained	Total Shareholders’ Equity
	Shares	Amount	Capital	Receivable	Earnings	(Deficit)
Balance, January 1, 2022	1,725,000	$173	$24,827	$(25,000)	$(10,113)	$(10,113)
Payment for founder shares	—	—	—	25,000	—	25,000
Private placement rights proceeds	394,000	39	3,939,961	—	—	3,940,000
Fair value of public rights	1,056,000					1,056,000
Fair value of underwriter shares	297,000	30	2,922,450	—	—	2,922,480
Issuance costs			(343,845)			(343,845)
Remeasurement of ordinary shares subject to redemption			(7,599,393)		(25,432)	(7,624,825)
Net income	—	—	—	—	380,811	380,811
Balance, December 31, 2022	2,416,000	$242	$—	$—	$345,266	$345,508

For the PERIOD FROM MARCH 1, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Ordinary Shares		Additional Paid-in	Shareholder	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Receivable	Deficit	Deficit
Balance, March 1, 2021	—	$—	$—	$—	$—	$—
Issuance of ordinary shares to Sponsor	1,725,000	173	24,827	$(25,000)	—	—
Net loss					(10,113)	(10,113)
Balance, December 31, 2021	1,725,000	$173	$24,827	$(25,000)	$(10,113)	$(10,113)

The accompanying notes are an integral part of these financial statements.

TENX KEANE ACQUISITION

STATEMENTS OF CASH FLOWS

	FOR THE YEAR ENDED DECEMBER 30, 2022	FOR THE PERIOD FROM MARCH 1, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021
Cash flows from operating activities:
Net income (loss)	$380,811	$(10,113)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income on investments held in trust account	(493,020)	—
Change in operating assets and liabilities:
Prepaid expenses	(88,169)	—
Formation and organization costs paid by related parties		10,113
Deferred offering costs	126,422
Accrued expenses	25,988
Net cash used in operating activities	(47,968)	—

Cash flows from investing activities:
Cash deposited into trust account	(67,320,000)	—
Net cash used in investing activities	(67,320,000)	—

Cash flows from financing activities:
Sale of ordinary shares	66,000,000	—
Net proceeds from sale of private placement ordinary shares	3,335,987	—
Underwriting fee	(1,320,000)	—
Other fees	(253,157)	—
Proceeds from issuance ordinary shares to sponsor	25,000	—
Repayment of sponsor note	(130,687)	—
Net cash provided by financing activities	67,657,143	—

Net change in cash	289,175	—
Cash at beginning of period	—	—
Cash at end of period	$289,175	$—

Non-cash financing activities:
Remeasurement of ordinary shares subject to redemption	$7,624,825	$-
Deferred offering costs included in due to related party	$—	$126,422

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

As of December 31, 2022, the Company had not commenced any operations. All activity for the period from March 1, 2021 (inception) through December 31, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion an initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Proposed Public Offering. The Company has selected December 31 as its fiscal year end.

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

The Company will have until 9 months (or 18 months if the Company extends the period) from the closing of the Public Offering to consummate a Business Combination (the “Combination Period”). However, if the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining Public Shareholders and its Board of Directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents at December 31, 2022 and 2021.

Deferred Offering Costs

Deferred offering costs consist of costs incurred in connection with preparation for the Initial Public Offering. These costs, together with the underwriting discounts and commissions, were charged to additional paid in capital upon completion of the Initial Public Offering. As of December 31, 2022 and 2021 the Company had deferred offering costs of $0, and $126,422, respectively.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

Ordinary Shares Subject to Possible Redemption

The Company accounts for the ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480, “Distinguishing Liabilities from Equity.” Shares of the common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable shares of the common stock (including shares of the common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the issuer’s control) are classified as temporary equity. At all other times, shares of the common stock are classified as stockholders’ equity. The ordinary features certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2022 and 2021, the ordinary shares subject to possible redemption in the amount of $67,813,020 and $0, respectively, are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

As of December 31, 2022, ordinary shares subject to possible redemption reflected on the balance sheet is reconciled on the following table:

Gross proceeds	$66,000,000
Proceeds allocated to public rights	(1,056,000)
Offering costs allocated ordinary shares subject to redemption	(4,755,805)
Remeasurement of ordinary shares subject to redemption	$7,624,825
Ordinary shares subject to possible redemption	$67,813,020

Net income (loss) per share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per share of ordinary shares is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class method in calculating income (loss) per ordinary share.

The calculation of diluted income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the Private Placement since the exercise of the warrants is contingent upon the occurrence of future events. As of December 31, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the period presented.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	For the Year
	Ended December 31, 2022
	Ordinary Shares Subject to Redemption	Ordinary Shares Not Subject to Redemption
Basic and diluted net income per share
Numerator:
Allocation of net income	$159,314	$221,497
Denominator:
Basic and diluted weighted average shares outstanding	1,341,758	1,865,478

Basic and diluted net income per share	$0.12	$0.12

For the Year Ended December 31, 2021
Ordinary Shares
Basic and diluted net income per share
Numerator:
Net income (loss)	$(10,113)
Denominator:
Basic and diluted weighted average shares outstanding	1,725,000

Basic and diluted net income per share	$(0.01)

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

Financial Instruments

The Company determines fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:

Level 1 Inputs: Unadjusted quoted prices for identical assets or instruments in active markets.

Level 2 Inputs: Quoted prices for similar instruments in active markets and quoted prices for identical or similar instruments in markets that are not active and model derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 Inputs: Significant inputs into the valuation model are unobservable.

The Company does not have any recurring Level 2 assets or liabilities, see Note 8 for Level 3 assets and liabilities. The carrying value of the Company’s financial instruments including its cash and accrued liabilities approximate their fair values principally because of their short-term nature.

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

Promissory Note — Related Party

On March 17, 2021, the Sponsor issued an unsecured promissory note (the “Pre-IPO Note”) to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) September 30, 2022 or (ii) the consummation of the Proposed Public Offering. As of December 31, 2022 and December 31, 2021, there were no amounts outstanding under the Promissory Note. After expiration of the Promissory Note, the Sponsor issued a new unsecured promissory note to the Company (the “Post-IPO Promissory Note”) on April 14, 2023. The Post-IPO Promissory Note is non-interest bearing and payable on the earlier of (i) April 14, 2024 or (ii) the date of consummation of the Company’s initial business combination or liquidation (such earlier date, the “Maturity Date”).

Advances from Related Party

The Sponsor paid certain formation and operating costs on behalf of the Company. These advances are due on demand and non-interest bearing. As of December 31, 2022 and 2021, the amount due to the Sponsor was $0 and $130,687, respectively.

Administrative Services Agreement

Commencing on the date the Units are first listed on the Nasdaq, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company has incurred expense of $21,666 for the year ended December 31, 2022. No expense was incurred in 2021.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted into units, at the price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2022 and 2021, there were no amounts outstanding under the Working Capital Loans.

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

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of Initial Public Offering to purchase up to 900,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. The underwriter partially exercised the over-allotment in the amount of 600,000 Units during the option period.

The underwriters are entitled to a cash underwriting discount of $0.20 per Unit payable upon the closing of the Initial Public Offering.

The underwriters are also entitled to 270,000 ordinary shares (310,500 if the over-allotment option is exercised in full) as part of its underwriting fee. Due to the partial exercise, the shares granted at October 18, 2022 were 297,000.

NOTE 7 — SHAREHOLDERS’ EQUITY (DEFICIT)

Preferred Shares — The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2022 and 2021, there were no shares of preferred shares issued or outstanding.

Ordinary Shares — The Company is authorized to issue 150,000,000 ordinary shares with a par value of $0.0001 per share. Holders of ordinary shares are entitled to one vote for each share.

As of December 31, 2022 and 2021, there were 1,725,000 ordinary shares issued and outstanding, of which an aggregate of up to 225,000 ordinary shares are subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part so that the number of Founder Shares will equal 19% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering (excluding private placement shares) or approximately 23.0% (including private placement shares). The underwriter partially exercised the over-allotment and as such 150,000 ordinary shares are not subject to forfeiture as of October 18, 2022.

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

NOTE 8. FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets and liabilities that are measured at fair value at December 31, 2022 and 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2022	December 31, 2021
Assets:
Marketable securities held in the Trust Account	1	$67,813,020	$-

NOTE 9 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

