Form 10-Q
period 2023-03-31
TenX Keane Acquisition
filed 2023-05-15
CIK 1851484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2023

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

TenX Keane Acquisition

FORM 10-Q FOR QUARTER ENDED MARCH 31, 2023

2

TENX KEANE ACQUISITION

BALANCE SHEETS

	March 31, 2023 (unaudited)	December 31, 2022

ASSETS
Current Assets:
Cash	$120,376	$289,175
Prepaid expenses	124,990	88,169
Total Current Assets	245,366	377,344
Investments held in trust account	68,572,667	67,813,020
Total Assets	$68,818,033	$68,190,364

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accrued formation costs	$47,780	$31,836
Total Current Liabilities	47,780	31,836

Commitments and contingencies

Ordinary shares subject to possible redemption (6,600,000 shares at $10.39 and $10.27 per share as of March 31, 2023 and December 31, 2022)	68,572,667	67,813,020

Shareholders’ Equity:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Ordinary shares, $0.0001 par value; 150,000,000 shares authorized;
2,416,000 shares issued and outstanding (excluding 6,600,000 shares subject to possible redemption)	242	242
Additional paid-in capital	—	—
Shareholder receivable	—	—
Retained earnings	197,344	345,266
Total Shareholders’ Equity	197,586	345,508
Total Liabilities and Shareholders’ Equity	$68,818,033	$68,190,364

The accompanying notes are an integral part of these financial statements.

TENX KEANE ACQUISITION

STATEMENTS OF OPERATIONS

(UNAUDITED)

	FOR THE THREE MONTHS ENDED MARCH 31, 2023	FOR THE THREE MONTHS ENDED MARCH 31, 2022
General and administrative costs	$147,922	$—
Operating loss	(147,922)	—

Other Income

Interest income on investments held in trust account	759,647	—
Change in derivative liability	—	—
Total other income	759,647	—

Net income	$611,725	$—

Weighted average ordinary shares outstanding, basic and diluted for ordinary shares not subject to redemption	6,600,000	1,725,000
Basic and diluted net income per ordinary share for ordinary shares not subject to redemption	$0.07	$0.00
Weighted average ordinary shares outstanding, basic and diluted for ordinary shares subject to redemption	2,416,000	—

Basic and diluted net income per ordinary share for ordinary shares subject to redemption	$0.07	$—

The accompanying notes are an integral part of these financial statements.

TENX KEANE ACQUISITION

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

For the YEAR ended MARCH 31, 2023

(UNAUDITED)

	Ordinary Shares		Additional Paid-in	Shareholder	(Accumulated Deficit) Retained	Total Shareholders’ Equity
	Shares	Amount	Capital	Receivable	Earnings	(Deficit)
Balance, January 1, 2023	2,416,000	$242	$—	$—	$345,266	$345,508
Remeasurement of ordinary shares subject to redemption	—	—	—	—	(759,647)	(759,647)
Net income	—	—	—	—	611,725	611,725
Balance, March 31, 2023	2,416,000	$242	$—	$—	$197,344	$197,586

	Ordinary Shares		Additional Paid-in	Shareholder	(Accumulated Deficit) Retained	Total Shareholders’ Equity
	Shares	Amount	Capital	Receivable	Earnings	(Deficit)
Balance, January 1, 2022	1,725,000	$173	$24,827	$(25,000)	$(10,113)	$(10,113)
Net income	—	—	—	—	—	—
Balance, March 31, 2022	1,725,000	$173	$24,827	$(25,000)	$(10,113)	$(10,113)

The accompanying notes are an integral part of these financial statements.

TENX KEANE ACQUISITION

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	FOR THE THREE MONTHS ENDED MARCH 31, 2023	FOR THE THREE MONTHS ENDED MARCH 31, 2022
Cash flows from operating activities:
Net income	$611,725	$—
Adjustments to reconcile net income to net cash used in operating activities:
Interest income on investments held in trust account	(759,647)	—
Change in operating assets and liabilities:
Prepaid expenses	(36,821)	—
Formation and organization costs paid by related parties		—
Accrued expenses	15,944	—
Net cash used in operating activities	(168,799)	—

Net change in cash	(168,799)	—
Cash at beginning of period	289,175	—
Cash at end of period	$120,376	$—

Supplemental disclosure of noncash financing activities:
Remeasurement of ordinary shares subject to redemption	$759,647	$—
Deferred offering costs included in accrued expenses	$—	$54,107
Deferred offering costs included in due to related party	$—	$5,848

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

As of March 31, 2023, the Company had not commenced any operations. All activity for the period from March 1, 2021 (inception) through March 31, 2023 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion an initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Proposed Public Offering. The Company has selected December 31 as its fiscal year end.

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

In the opinion of the Company’s management, the unaudited condensed financial statements as of March 31, 2023 include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the financial position of the Company as of March 31, 2023. This financial information should be read with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission on April 17, 2023. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2023 or any future interim period. The December 31, 2022 balance sheet information has been derived from the 2022 audited financial statements.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents at March 31, 2023 and December 31, 2022.

Deferred Offering Costs

Deferred offering costs consist of costs incurred in connection with preparation for the Initial Public Offering. These costs, together with the underwriting discounts and commissions, were charged to additional paid in capital upon completion of the Initial Public Offering. As of March 31, 2023 and December 31, 2022 the Company had no deferred offering costs.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

Ordinary Shares Subject to Possible Redemption

The Company accounts for the ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480, “Distinguishing Liabilities from Equity.” Shares of the common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable shares of the common stock (including shares of the common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the issuer’s control) are classified as temporary equity. At all other times, shares of the common stock are classified as stockholders’ equity. The ordinary features certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2023 and December 31, 2022, the ordinary shares subject to possible redemption in the amount of $68,572,667 and $67,813,020, respectively, are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

As of March 31, 2023 and December 31, 2022, ordinary shares subject to possible redemption reflected on the balance sheet is reconciled on the following table:

Gross proceeds	$66,000,000
Proceeds allocated to public rights	(1,056,000)
Offering costs allocated ordinary shares subject to redemption	(4,755,805)
Remeasurement of ordinary shares subject to redemption	7,624,825
Ordinary shares subject to possible redemption – December 31, 2022	67,813,020
Remeasurement of ordinary shares subject to redemption	759,647
Ordinary shares subject to possible redemption – March 31, 2023	$68,572,667

Net income per share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income per share of ordinary shares is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class method in calculating income per ordinary share.

The calculation of diluted income per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the Private Placement since the exercise of the warrants is contingent upon the occurrence of future events. As of March 31, 2023 and 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the period presented.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the Year
	Ended December 31, 2022
	Ordinary Shares Subject to Redemption	Ordinary Shares Not Subject to Redemption
Basic and diluted net income per share
Numerator:
Allocation of net income	$447,783	$163,942
Denominator:
Basic and diluted weighted average shares outstanding	6,600,000	2,416,000

Basic and diluted net income per share	$0.07	$0.07

For the Three Months Ended March 31, 2022
Ordinary Shares
Basic and diluted net income per share
Numerator:
Net income	$—
Denominator:
Basic and diluted weighted average shares outstanding	1,725,000

Basic and diluted net income per share	$0.00

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

The Company does not have any recurring Level 2 assets or liabilities, see Note 8 for Level 1 assets and liabilities. The carrying value of the Company’s financial instruments including its cash and accrued liabilities approximate their fair values principally because of their short-term nature.

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

Advances from Related Party

The Sponsor paid certain formation and operating costs on behalf of the Company. These advances are due on demand and non-interest bearing. As of March 31, 2023 and December 31, 2022, there were no amounts due to the sponsor.

Administrative Services Agreement

Commencing on the date the Units are first listed on the Nasdaq, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company has incurred expense of $30,000 and $0 for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023 and December 31, 2022 there were no payable amounts accrued.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted into units, at the price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2023 and December 31, 2022, there were no amounts outstanding under the Working Capital Loans.

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

NOTE 7 — SHAREHOLDERS’ EQUITY

Preferred Shares — The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2023 and December 31, 2022, there were no shares of preferred shares issued or outstanding.

Ordinary Shares — The Company is authorized to issue 150,000,000 ordinary shares with a par value of $0.0001 per share. Holders of ordinary shares are entitled to one vote for each share.

As of March 31, 2023 and December 31, 2022, there were 2,416,000 ordinary shares issued and outstanding, of which an aggregate of up to 225,000 ordinary shares are subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part so that the number of Founder Shares will equal 19% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering (excluding private placement shares) or approximately 23.0% (including private placement shares). The underwriter partially exercised the over-allotment and as such 150,000 ordinary shares are not subject to forfeiture as of October 18, 2022. The underwriters are also entitled to 270,000 ordinary shares (310,500 if the over-allotment option is exercised in full) as part of its underwriting fee. The underwriters received non-cash underwriting fees of $2,922,480 represented by the fair value of 297,000 shares issued to the underwriter due to the partial exercise, granted at October 18, 2022. Simultaneously with the consummation of the IPO and the sale of the Units, we consummated the Private Placement of 394,000 Placement Units to the Sponsor at a price of $10.00 per Placement Unit, generating total proceeds of $3,940,000.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value at March 31, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2023	December 31, 2022
Assets:
Marketable securities held in the Trust Account	1	$68,572,667	$67,813,020

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

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward- looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company’s behalf are qualified in their entirety by this paragraph.

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

For the three months ended March 31, 2023, we had net income of $611,725, which primarily consisted of investment income on the trust assets of $759,647, partially offset by operating expenses of $147,922.

Liquidity, Capital Resources Going Concern

As of March 31, 2023 our cash was $120,376.

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

As of March 31, 2023, we had available to us approximately $120,376 of proceeds held outside the trust account. We will use these funds to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial business combination.

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

The change in cash for the year ended March 31, 2023 was a decrease of $168,799 and was comprised of cash used in operating activities of $168,799.

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

Deferred Offering Costs

Deferred offering costs consist of costs incurred in connection with preparation for the IPO. These costs, together with the underwriting discounts and commissions, were charged to additional paid in capital upon completion of the IPO. As of March 31, 2023 and 2022 the Company had deferred offering costs of $0 and $186,377, respectively.

Net income per share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income per share of ordinary shares is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class method in calculating income per ordinary share.

The calculation of diluted income per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the Private Placement since the exercise of the warrants is contingent upon the occurrence of future events. As of March 31, 2023 and 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the period presented.

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

As of March 31, 2023, we were not subject to any market or interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective as of such date.

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

None.

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

Date: May 15, 2023

TenX Keane Acquisition

By:	/s/ Xiaofeng Yuan
Xiaofeng Yuan
Chief Executive Officer and Chairman
(Principal Executive Officer)

By:	/s/ Taylor Zhang
Taylor Zhang
Chief Financial Officer and Director
(Principal Financial Officer and Accounting Officer)

