Form 10-Q
period 2023-09-30
TenX Keane Acquisition
filed 2023-11-20
CIK 1851484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2023

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

As of November 13, 2023, 8,941,000 ordinary shares, par value $0.0001 per share, were issued and outstanding.

TenX Keane Acquisition

FORM 10-Q FOR QUARTER ENDED SEPTEMBER 30, 2023

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TENX KEANE ACQUISITION

BALANCE SHEETS

	September 30, 2023 (unaudited)	December 31, 2022

ASSETS
Current Assets:
Cash	$26,523	$289,175
Prepaid expenses	58,633	88,169
Total Current Assets	85,156	377,344
Investments held in trust account	70,627,915	67,813,020
Total Assets	$70,713,071	$68,190,364

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accrued offering costs	$5,001	$31,836
Accrued expenses	383,703	—
Due to related party	779,875	—
Total Current Liabilities	1,168,579	31,836

Commitments and contingencies

Ordinary shares subject to possible redemption (6,600,000 shares at $10.70 and $10.27 per share as of September 30, 2023 and December 31, 2022)	70,627,915	67,813,020

Shareholders’ Equity (Deficit):
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Ordinary shares, $0.0001 par value; 150,000,000 shares authorized; 2,341,000 shares issued and outstanding (excluding 6,600,000 shares subject to possible redemption)	167	242

Additional paid-in capital	—	—
Shareholder receivable	—	—
Retained earnings (Accumulated deficit)	(1,083,590)	345,266
Total Shareholders’ Equity (Deficit)	(1,083,423)	345,508
Total Liabilities and Shareholders’ Equity (Deficit)	$70,713,071	$68,190,364

The accompanying notes are an integral part of these financial statements.

TENX KEANE ACQUISITION

STATEMENTS OF OPERATIONS

(UNAUDITED)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023	FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022
General and administrative costs	421,455		768,931
Operating loss	$(421,455)	$—	$(768,931)	$—

Interest income on investments held in trust account	579,398	—	2,154,895	—
Total other income	579,398	—	2,154,895	—

Net income	$157,943	$—	$1,385,964	$—

Weighted average ordinary shares outstanding, basic and diluted	6,600,000	1,500,000	6,600,000	1,500,000
Basic and diluted net income per ordinary share for ordinary shares not subject to redemption	0.02	0.00	0.14	0.00
Weighted average ordinary shares outstanding, basic and diluted for ordinary shares subject to redemption	2,341,815	—	2,391,000	—
Basic and diluted net INCOME per ordinary share	$0.02	$0.00	$0.15	$0.00

The accompanying notes are an integral part of these financial statements.

TENX KEANE ACQUISITION

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

For the THREE AND NINE MONTHS ended SEPTEMBER 30, 2023 AND 2022

(UNAUDITED)

	Ordinary Shares		Additional Paid-in	Shareholder	(Accumulated Deficit) Retained	Total Shareholders’ Equity
	Shares	Amount	Capital	Receivable	Earnings	(Deficit)
Balance, January 1, 2023	2,416,000	$242	$—	$—	$345,266	$345,508
Remeasurement of ordinary shares subject to redemption	—	—	—	—	(759,647)	(759,647)
Net income	—	—	—	—	611,725	611,725
Balance, March 31, 2023	2,416,000	$242	$—	$—	$197,344	$197,586
Remeasurement of ordinary shares subject to redemption	—	—	—	—	(815,850)	(815,850)
Net income	—	—	—	—	616,296	616,296
Balance, June 30, 2023	2,416,000	$242	—	$—	$(2,210)	(1,968)
Shares forfeited due to partial exercise of underwriters overallotment	(75,000)	(75)			75	—
Remeasurement of ordinary shares subject to redemption	—	—	—	—	(1,239,398)	(1,239,398)
Net income	—	—	—	—	157,943	157,943
Balance, September 30, 2023	2,341,000	$167	—	$—	$(1,083,590)	(1,083,423)

	Ordinary Shares		Additional Paid-in	Shareholder	(Accumulated Deficit) Retained	Total Shareholders’ Equity
	Shares	Amount	Capital	Receivable	Earnings	(Deficit)
Balance, January 1, 2022	1,725,000	$173	$24,827	$(25,000)	$(10,113)	$(10,113)
Net income	—	—	—	—	—	—
Balance, March 31, 2022	1,725,000	$173	$24,827	$(25,000)	$(10,113)	$(10,113)
Net loss	—	—	—	—	—	—
Balance, June 30, 2022	1,725,000	173	24,827	(25,000)	$(10,113)	$(10,113)
Net loss	—	—	—	—	—	—
Balance, September 30, 2022	1,725,000	173	24,827	(25,000)	$(10,113)	$(10,113)

The accompanying notes are an integral part of these financial statements.

TENX KEANE ACQUISITION

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022
Cash flows from operating activities:
Net income	$1,385,964	$—
Adjustments to reconcile net income to net cash used in operating activities:
Interest income on investments held in trust account	(2,154,895)	—
Change in operating assets and liabilities:
Prepaid expenses	29,536	—
Formation and organization costs paid by related parties		—
Accrued expenses	356,868	—
Net cash used in operating activities	(382,527)	—

Cash flows from investing activities:
Cash deposited into trust account	(660,000)
Net cash used in investing activities	(660,000)

Cash flows from financing activities:
Advance from related party	779,875	—
Net cash provided by financing activities	779,875	—

Net change in cash	(262,652)	—
Cash at beginning of period	289,175	—
Cash at end of period	$26,523	$—

Supplemental disclosure of non-cash financing activities:
Remeasurement of ordinary shares subject to possible redemption	2,814,895	—
Deferred offering costs included in accrued expenses	—	67,846
Deferred offering costs included in due to related party	—	62,477

The accompanying notes are an integral part of these financial statements.

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

As of September 30, 2023, the Company had not commenced any operations. All activity for the period from March 1, 2021 (inception) through September 30, 2023 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion an initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Proposed Public Offering. The Company has selected December 31 as its fiscal year end.

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

Going Concern Consideration

The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. In addition, the Company currently has less than 12 months from the date these financial statements were issued to complete a Business Combination transaction. If the Company is unsuccessful in consummating an initial Business Combination by January 18, 2024, per the mandatory liquidation requirement, the Company must cease all operations, redeem the Public Shares and thereafter liquidate and dissolve. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company does not have adequate liquidity to sustain operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. There is no assurance that the Company’s plans to raise capital or to consummate a Business Combination will be successful or successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Management continues to monitor the Russian invasion of Ukraine and its global impact. We have no operations, employees or assets in Russia, Belarus or Ukraine. While the conflict continues to evolve and the outcome remains highly uncertain, we do not currently believe the Russia-Ukraine conflict will have a material impact on our business and results of operations. However, if the Russia-Ukraine conflict continues or worsens, leading to greater global economic or political disruptions and uncertainty, our business and results of operations could be materially impacted as a result.

Management continues to monitor the Israel and the Gaza Strip conflict and its global impact. We have no operations, employees or assets in Israel or the Gaza Strip. While the conflict continues to evolve and the outcome remains uncertain, we do not currently believe the Gaza Strip conflict will have a material impact on our business and results of operations.

Convertible Promissory Notes

The Company accounts for their convertible promissory notes under ASC 815, “Derivatives and Hedging” (“ASC 815”). Management has determined that other than the conversion feature, the Promissory Note is a “plain vanilla” liability. Further, the Promissory Note contains no equity host characteristics. As such there is no embedded derivative that needs bifurcation or other features that require further accounting consideration.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

In the opinion of the Company’s management, the unaudited condensed financial statements as of September 30, 2023 include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the financial position of the Company as of September 30, 2023. This financial information should be read with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission on April 17, 2023. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2023 or any future interim period. The December 31, 2022 balance sheet information has been derived from the 2022 audited financial statements.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents at September 30, 2023 and December 31, 2022.

Deferred Offering Costs

Deferred offering costs consist of costs incurred in connection with preparation for the Initial Public Offering. These costs, together with the underwriting discounts and commissions, were charged to additional paid in capital upon completion of the Initial Public Offering. As of September 30, 2023 and December 31, 2022 the Company had no deferred offering costs.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2023 and 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

Ordinary Shares Subject to Possible Redemption

The Company accounts for the ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480, “Distinguishing Liabilities from Equity.” Shares of the common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable shares of the common stock (including shares of the common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the issuer’s control) are classified as temporary equity. At all other times, shares of the common stock are classified as shareholders’ equity. The ordinary features certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2023 and December 31, 2022, the ordinary shares subject to possible redemption in the amount of $70,627,915 and $67,813,020, respectively, are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

As of September 30, 2023 and December 31, 2022, ordinary shares subject to possible redemption reflected on the balance sheet is reconciled on the following table:

Gross proceeds	$66,000,000
Proceeds allocated to public rights	(1,056,000)
Offering costs allocated ordinary shares subject to redemption	(4,755,805)
Remeasurement of ordinary shares subject to redemption	7,624,825
Ordinary shares subject to possible redemption – December 31, 2022	$67,813,020
Remeasurement of ordinary shares subject to redemption	759,647
Ordinary shares subject to possible redemption – March 31, 2023	$68,572,667
Remeasurement of ordinary shares subject to redemption	815,850
Ordinary shares subject to possible redemption – June 30, 2023	$69,388,517
Remeasurement of ordinary shares subject to redemption	1,239,398
Ordinary shares subject to possible redemption – September 30, 2023	$70,627,915

Net income per share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income per share of ordinary shares is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class method in calculating income per ordinary share.

The calculation of diluted income per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the Private Placement since the exercise of the warrants is contingent upon the occurrence of future events. As of September 30, 2023 and 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the period presented.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	Three months Ended	Three months Ended
	September 30,	September 30,
	2023	2022
Ordinary shares subject to redemption
Numerator: Allocation of net income	$116,579	—
Denominator: Basic and diluted weighted average shares outstanding	6,600,000	1,500,000
Basic and diluted net income per share	$0.02	$0.00

Ordinary shares not subject to redemption
Numerator: Allocation of net income	$41,364	$—
Denominator: Basic and diluted weighted average shares outstanding	2,341,815	—
Basic and diluted net income per share	$0.02	$0.00

	Nine months Ended	Nine months Ended
	September 30,	September 30,
	2023	2022
Ordinary shares subject to redemption
Numerator: Allocation of net income	$1,017,391	—
Denominator: Basic and diluted weighted average shares outstanding	6,600,000	1,500,000
Basic and diluted net income per share	$0.15	$0.00

Ordinary shares not subject to redemption
Numerator: Allocation of net income	$368,573	$—
Denominator: Basic and diluted weighted average shares outstanding	2,391,000	—
Basic and diluted net income per share	$0.15	$0.00

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

Promissory Note — Related Party

On March 17, 2021, the Sponsor issued an unsecured promissory note (the “Pre-IPO Note”) to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) September 30, 2022 or (ii) the consummation of the Proposed Public Offering. As of September 30, 2023 and December 31, 2022, there were no amounts outstanding under the Promissory Note. After expiration of the Promissory Note, the Sponsor issued a new unsecured promissory note to the Company (the “Post-IPO Promissory Note”) on April 14, 2023. The Post-IPO Promissory Note is non-interest bearing and payable on the earlier of (i) April 14, 2024 or (ii) the date of consummation of the Company’s initial business combination or liquidation (such earlier date, the “Maturity Date”). As of September 30, 2023 and December 31, 2022, there were no amounts outstanding under the Promissory Note

Advances from Related Party

The Sponsor paid certain formation and operating costs on behalf of the Company. These advances are due on demand and non-interest bearing. As of September 30, 2023 and December 31, 2022, there were $779,875 and $0 due to the sponsor.

Administrative Services Agreement

Commencing on the date the Units are first listed on the Nasdaq, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company has incurred expense of $30,000 and $90,000 for the three and nine months ended September 30, 2023, respectively. The Company incurred no expense for the three and nine months ended September 30, 2022. As of September 30, 2023 and December 31, 2022 there was $30,000 and $0 payable amounts accrued.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted into units, at the price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2023 and December 31, 2022, there were no amounts outstanding under the Working Capital Loans.

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

NOTE 7 — SHAREHOLDERS’ EQUITY (DEFICIT)

Preferred Shares — The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2023 and December 31, 2022, there were no shares of preferred shares issued or outstanding.

Ordinary Shares — The Company is authorized to issue 150,000,000 ordinary shares with a par value of $0.0001 per share. Holders of ordinary shares are entitled to one vote for each share.

As of September 30, 2023 and December 31, 2022, there were 2,416,000 ordinary shares issued and outstanding, of which an aggregate of up to 225,000 ordinary shares are subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part so that the number of Founder Shares will equal 19% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering (excluding private placement shares) or approximately 23.0% (including private placement shares). The underwriter partially exercised the over-allotment and as such 150,000 ordinary shares are not subject to forfeiture as of October 18, 2022. The underwriters are also entitled to 270,000 ordinary shares (310,500 if the over-allotment option is exercised in full) as part of its underwriting fee. The underwriters received non-cash underwriting fees of $2,922,480 represented by the fair value of 297,000 shares issued to the underwriter due to the partial exercise, granted at October 18, 2022. Simultaneously with the consummation of the IPO and the sale of the Units, we consummated the Private Placement of 394,000 Placement Units to the Sponsor at a price of $10.00 per Placement Unit, generating total proceeds of $3,940,000.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value at September 30, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2023	December 31, 2022
Assets:
Marketable securities held in the Trust Account	1	$70,627,915	$67,813,020

NOTE 9 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review the Company did not identify any subsequent events, except as noted below, that would have required adjustment or disclosure in the financial statements.

On October 18, 2023, the Company deposited $660,000 into the trust account of the Company (the “Extension Fee”) to extend the timeline to complete a business combination for an additional three months from October 18, 2023 to January 18, 2024 (the “Extension”). Such deposit of the Extension Fee is evidenced by an unsecured promissory note (the “Promissory Note”) in the principal amount of $660,000 to the Sponsor.

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

On October 23, 2023, the Company entered into an Agreement and Plan of Merger and Reorganization by and among TenX, TenX Merger Sub, Inc., a Delaware corporation and wholly owned Subsidiary of TenX, Citius Pharmaceuticals, Inc., a Nevada corporation, and Citius Oncology, Inc., a Delaware corporation and wholly owned subsidiary of Citius Pharma.

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

Results of Operations and Known Trends or Future Events

We have not generated any revenues to date, and we will not be generating any operating revenues until the closing and completion of our initial business combination. Our entire activity up to September 30, 2023 has been related to our formation, the Initial Public Offering and, since the closing of the Initial Public Offering, and a search for a business combination target. We have, and expect to continue to generate, non-operating income in the form of interest income and unrealized gains on investments held in the trust account. We expect to continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with the search for a business combination target.

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

For the three months ended September 30, 2023, we had net income of $157,943, which primarily consisted of investment income on the trust assets of $579,398, partially offset by operating expenses of $421,455.

For the nine months ended September 30, 2023, we had net income of $1,385,964, which primarily consisted of investment income on the trust assets of $2,154,895, partially offset by operating expenses of $768,931.

Liquidity, Capital Resources Going Concern

As of September 30, 2023 our cash was $26,523.

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

As of September 30, 2023, we had available to us approximately $26,523 of proceeds held outside the trust account. We will use these funds to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial business combination.

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

The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. In addition, the Company currently has less than 12 months from the date these financial statements were issued to complete a Business Combination transaction. If the Company is unsuccessful in consummating an initial Business Combination by January 18, 2024, per the mandatory liquidation requirement, the Company must cease all operations, redeem the Public Shares and thereafter liquidate and dissolve. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company does not have adequate liquidity to sustain operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. There is no assurance that the Company’s plans to raise capital or to consummate a Business Combination will be successful or successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The change in cash for the nine months ended September 30, 2023 was a decrease of $262,652 and was comprised of cash used in operating activities of $382,527, cash used in investing activities of $660,000, and cash provided by financing activities of $779,875.

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

Deferred Offering Costs

Deferred offering costs consist of costs incurred in connection with preparation for the IPO. These costs, together with the underwriting discounts and commissions, were charged to additional paid in capital upon completion of the IPO. As of September 30, 2023 and December 31, 2022 the Company had no deferred offering costs.

Net income per share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income per share of ordinary shares is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class method in calculating income per ordinary share.

The calculation of diluted income per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the Private Placement since the exercise of the warrants is contingent upon the occurrence of future events. As of September 30, 2023 and 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the period presented.

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

As of September 30, 2023, we were not subject to any market or interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective as of such date.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Exhibit No.	Description
2.1*	Agreement and Plan of Merger and Reorganization, dated October 23, 2023, by and among Citius Pharmaceuticals, Inc., Citius Oncology, Inc., TenX Keane Acquisition and TenX Merger Sub, Inc. (filed as Exhibit 2.1 to the Current Report on Form 8-K filed on October 24, 2023, and incorporated herein by reference).
10.1	Sponsor Support Agreement, dated October 23, 2023, by and among 10XYZ Holdings LP, TenX Keane Acquisition, Citius Pharmaceuticals, Inc. and Citius Oncology, Inc. (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on October 24, 2023, and incorporated herein by reference).
10.2	Form of Amended and Restated Registration Rights Agreement (filed as Exhibit 10.2 to the Current Report on Form 8-K filed on October 24, 2023, and incorporated herein by reference).
10.3	Form of Amended and Restated Shared Services Agreement (filed as Exhibit 10.3 to the Current Report on Form 8-K filed on October 24, 2023, and incorporated herein by reference).
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2) or 601(a)(5), as applicable. The Registrant agrees to furnish supplementally a copy of all omitted exhibits and schedules to the SEC upon its request.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 20, 2023

TenX Keane Acquisition

By:	/s/ Xiaofeng Yuan
Xiaofeng Yuan
Chief Executive Officer and Chairman
(Principal Executive Officer)

By:	/s/ Taylor Zhang
Taylor Zhang
Chief Financial Officer and Director
(Principal Financial Officer and Accounting Officer)

