Form 10-K
period 2023-12-31
TenX Keane Acquisition
filed 2024-04-16
CIK 1851484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of June 30, 2023, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant’s ordinary shares held by non-affiliates of the Registrant was $69,498,000.

As of April 16, 2024, there were 6,653,077 ordinary shares, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

Item 1. Business.

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

Extension of Deadline to Complete an Initial Business Combination

On July 18, 2023, the Company issued an unsecured promissory note in the aggregate principal amount of $660,000 (the “Extension Fee”) to the Sponsor. The Extension Fee was issued in connection with the Company’s amended and restated memorandum and articles of association (the “Second A&R Memorandum and Articles”) which provides that the Company may extend the period of time to consummate a business combination up to three times, each by an additional three months, subject to our Sponsor, or its designee, depositing $660,000 into the trust account of the Company. On July 18, 2023, the Company deposited $660,000 into the trust account of the Company to extend the date by which it must consummate an initial business combination from July 18, 2023 to October 18, 2023 (the “Extension”).

On October 18, 2023, the Company issued an unsecured promissory note in the aggregate principal amount of $660,000 (“Extension Fee No. 2”) to the Sponsor, pursuant to the Second A&R Memorandum and Articles. On October 18, 2023, the Company deposited $660,000 into the trust account of the Company to extend the date by which it must consummate an initial business combination from October 18, 2023 to January 18, 2024 (“Extension No.2”).

On January 17, 2024, the Company held an extraordinary general meeting of shareholders (the “Meeting”), in lieu of the 2023 annual general meeting, at which the Company’s shareholders approved, among other proposals, a proposal, by special resolution, to amend the Company’s Second A&R Memorandum and Articles in their entirety and the substitution in their place of the third amended and restated memorandum and articles of association of the Company (the “Third A&R Memorandum and Articles”), which provides that the Company may elect to extend the date by which the Company has to consummate a business combination (the “Combination Period”) for a total of eight (8) times, as follows:

(a)	for a deposit into the Company’s trust an amount equal to the lesser of $200,000 or $0.10 per public share that is not redeemed, an additional three (3) month extension from January 18, 2024 to April 18, 2024; and

(b)	for a deposit into the Company’s trust an amount equal to the lesser of $66,667 or $0.03 per public share that is not redeemed, for each month during the subsequent additional one (1) month extensions from April 18, 2024 to November 18, 2024.

On January 17, 2024, the Company issued an unsecured promissory note in the aggregate principal amount of $200,000 (“Extension Fee No. 3”) to Citius Pharma, pursuant to the Third A&R Memorandum and Articles. On January 17, 2024, Citius Pharma deposited $200,000 into the trust account of the Company to extend the date by which it must consummate an initial business combination from January 18, 2024 to April 18, 2024 (“Extension No.3”).

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

BUSINESS STRATEGIES

We will seek to capitalize on the strength of our management team. Our team consists of experienced financial services, accounting and legal professionals and senior operating executives of companies operating in multiple jurisdictions. Collectively, our officers and directors have decades of experience in mergers and acquisitions and operating companies. We believe we will benefit from their accomplishments, and specifically, their current activities, in identifying attractive acquisition opportunities. However, there is no assurance that we will complete a business combination. Our officers and directors have no prior experience consummating a business combination for a “blank check” company. We believe that we will add value to these businesses primarily by providing them with access to the U.S. capital markets.

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

On October 24, 2023, the Company announced that it had entered into an agreement and plan of merger and reorganization (the “Merger Agreement”), dated October 23, 2023, by and among TenX Merger Sub, Inc., a Delaware corporation and the Company’s wholly owned subsidiary (“Merger Sub”), Citius Pharmaceuticals, Inc., a Nevada corporation (“Citius Pharma”), and Citius Oncology, Inc., a Delaware corporation and wholly owned subsidiary of Citius Pharma (“Citius Oncology”), to acquire Citius Oncology. The Merger Agreement provides, among other things, on the terms and subject to the conditions set forth therein, (i) that Merger Sub will merge with and into Citius Oncology, with Citius Oncology to be renamed and to survive as a wholly owned subsidiary of TenX (the “Merger”), and (ii) that prior to the effective time of the Merger (the “Effective Time”), TenX will migrate to and domesticate as a Delaware corporation in accordance with Section 388 of the General Corporation Law of the State of Delaware and the Cayman Islands Companies Act (As Revised) (the “Domestication”). The newly combined publicly traded company is to be named “Citius Oncology, Inc.” (the “Combined Company”). The Domestication, Merger and the other transactions contemplated by the Merger Agreement are referred to in this section as the “Business Combination”.

In the Merger, all shares of Citius Oncology would be converted into the right to receive ordinary share of the Combined Company. As a result, upon closing, Citius Pharma would receive 67.5 million shares of ordinary share of the Combined Company which, at an implied value of $10.00 per share, would be $675 million in equity of the Combined Company, before fees and expenses. As part of the transaction, Citius Pharma will contribute $10 million in cash to the Combined Company. An additional 12.6 million existing options will be assumed by the Combined Company. Citius Pharma and the Combined Company will also enter into an amended and restated shared services agreement, which, among other things, will govern certain management and scientific services that Citius Pharma will continue to provide to the Combined Company following the Effective Time.

The Merger Agreement, Business Combination and the transactions contemplated thereby were unanimously approved by the boards of directors of each of the Company, Citius Pharma and Citius Oncology. The transaction is expected to be completed in the first half of 2024, subject to approval by shareholders of the Company and other customary closing conditions, including final regulatory approvals and SEC filings. There can be no assurance regarding the ultimate timing of the proposed transaction or that the transaction will be completed at all.

We will have until 18 months from the closing of our IPO to consummate an initial business combination (the “Combination Period”). However, if we anticipate that we may not be able to consummate our initial business combination within 18 months, we may extend the Combination Period up to seven (7) times, each time for an additional month (for a total of up to 25 months to complete a business combination) without submitting such proposed extensions to our shareholders for approval or offering our public shareholders redemption rights in connection therewith. Pursuant to the terms of our third amended and restated memorandum and articles of association and the trust agreement entered into between us and American Stock Transfer & Trust Company on October 13, 2022, in order to extend the time available for us to consummate our initial business combination, our Sponsor or its affiliates or designees, upon two days advance notice prior to the applicable deadline, must deposit into the trust account the lesser of $66,667 or $0.03 per public share that is not redeemed on or prior to the date of the applicable deadline, for each one month extension. Any such payments would be made in the form of a loan. Any such loans will be non-interest bearing and payable upon the consummation of our initial business combination. If we complete our initial business combination, we would repay such loaned amounts out of the proceeds of the trust account released to us. If we do not complete a business combination, we will not repay such loans. Furthermore, the letter agreement with our initial shareholders contains a provision pursuant to which our Sponsor has agreed to waive its right to be repaid for such loans out of the funds held in the trust account in the event that we do not complete a business combination. Our Sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. Up to $1,500,000 of the loans made by our Sponsor, our officers and directors, or our or their affiliates to us prior to or in connection with our initial business combination (including loans made to extend our time period for consummating a business combination) may be convertible into Units at a price of $10.00 per Unit at the option of the lender.

If we are unable to consummate an initial business combination within such time period, we will, as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any interest earned on the funds held in the trust account (net of interest that may be used by us to pay our taxes payable and for dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law and as further described herein, and then seek to dissolve and liquidate. We expect the pro rata redemption price to be approximately $10.99 per public share (subject to increase of up to an additional approximately $0.03 per share for each month in the event that our Sponsor elects to extend the period of time to consummate a business combination by the full seven months), without taking into account any interest earned on such funds. However, we cannot assure you that we will in fact be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public shareholders.

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

Implication of the Holding Foreign Companies Accountable Act

The Holding Foreign Companies Accountable Act, or the HFCAA, was enacted on December 18, 2020. The HFCAA states that if the SEC determines that an issuer’s audit reports issued by a registered public accounting firm have not been subject to inspection by the Public Company Accounting Oversight Board (United States) (the “PCAOB”) for three consecutive years beginning in 2021, the SEC shall prohibit such issuer’s securities from being traded on a national securities exchange or in the over-the-counter trading market in the United States. On December 29, 2022, the Accelerating Holding Foreign Companies Accountable Act (“AHFCAA”) was enacted, which amends the HFCAA and requires the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years instead of three consecutive years.

Recent PCAOB Developments

Future developments in U.S. laws may restrict our ability or willingness to complete certain business combinations with companies. For instance, the enacted AHFCAA would restrict our ability to consummate a business combination with a target business unless that business met certain standards of the PCAOB and would require delisting of a company from U.S. national securities exchanges if the PCAOB is unable to inspect its public accounting firm for two consecutive years. The AHFCAA also requires public companies to disclose, among other things, whether they are owned or controlled by a foreign government. We may not be able to consummate a business combination with a favored target business due to these laws.

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

Our auditor, Marcum LLP, headquartered in New York, NY, is an independent registered public accounting firm with the PCAOB and has been inspected by the PCAOB on a regular basis. The PCAOB currently has access to inspect the working papers of our auditor. If, for whatever reason, the PCAOB is unable to conduct inspections or full investigations of our auditor, we could be delisted or prohibited from being traded over the counter. If our securities are unable to be listed on another securities exchange by then, such delisting and prohibition would substantially impair your ability to sell or purchase our securities when you wish to do so, and the risk and uncertainty associated with potential delisting and prohibition would have a negative impact on the price of our securities. Also, such delisting and prohibition could significantly affect our ability to raise capital on acceptable terms, or at all, which would have a material adverse effect on our business, financial condition and prospects. Future developments in respect of increased U.S. regulatory access to audit information are uncertain, as the legislative developments are subject to the legislative process and the regulatory developments are subject to the rule-making process and other administrative procedures.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

We are a SPAC with no business operations. Since our Initial Public Offering, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. Therefore, we do not consider that we face significant cybersecurity risk and have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. Our management is generally responsible for the oversight of risks from cybersecurity threats, if there is any. In fiscal year 2023, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition.

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

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

On July 18, 2023, the Company issued an unsecured promissory note in the aggregate principal amount of $660,000 (the “Extension Fee”) to the Sponsor. The Extension Fee was issued in connection with the Company’s amended and restated memorandum and articles of association (the “Second A&R Memorandum and Articles”) which provides that the Company may extend the period of time to consummate a business combination up to three times, each by an additional three months, subject to our Sponsor, or its designee, depositing $660,000 into the trust account of the Company. On July 18, 2023, the Company deposited $660,000 into the trust account of the Company to extend the date by which it must consummate an initial business combination from July 18, 2023 to October 18, 2023 (the “Extension”).

On October 18, 2023, the Company issued an unsecured promissory note in the aggregate principal amount of $660,000 (“Extension Fee No. 2”) to the Sponsor, pursuant to the Second A&R Memorandum and Articles. On October 18, 2023, the Company deposited $660,000 into the trust account of the Company to extend the date by which it must consummate an initial business combination from October 18, 2023 to January 18, 2024 (“Extension No.2”).

On January 17, 2024, the Company held an extraordinary general meeting of shareholders (the “Meeting”), in lieu of the 2023 annual general meeting, at which the Company’s shareholders approved, among other proposals, a proposal, by special resolution, to amend the Company’s Second A&R Memorandum and Articles in their entirety and the substitution in their place of the third amended and restated memorandum and articles of association of the Company (the “Third A&R Memorandum and Articles”), which provides that the Company may elect to extend the date by which the Company has to consummate a business combination (the “Combination Period”) for a total of eight (8) times, as follows:

(a)	for a deposit into the Company’s trust an amount equal to the lesser of $200,000 or $0.10 per public share that is not redeemed, an additional three (3) month extension from January 18, 2024 to April 18, 2024; and
(b)	for a deposit into the Company’s trust an amount equal to the lesser of $66,667 or $0.03 per public share that is not redeemed, for each month during the subsequent additional one (1) month extensions from April 18, 2024 to November 18, 2024.

On January 17, 2024, the Company issued an unsecured promissory note in the aggregate principal amount of $200,000 (“Extension Fee No. 3”) to Citius Pharma, pursuant to the Third A&R Memorandum and Articles. On January 17, 2024, Citius Pharma deposited $200,000 into the trust account of the Company to extend the date by which it must consummate an initial business combination from January 18, 2024 to April 18, 2024 (“Extension No.3”).

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

Results of Operations and Known Trends or Future Events

We have not generated any revenues to date, and we will not be generating any operating revenues until the closing and completion of our initial business combination. Our entire activity up to December 31, 2023 has been related to our formation, the Initial Public Offering and, since the closing of the Initial Public Offering, and a search for a business combination target. We have, and expect to continue to generate, non-operating income in the form of interest income and unrealized gains on investments held in the trust account. We expect to continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with the search for a business combination target.

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

For the year ended December 31, 2023, we had net income of $2,419,304, which primarily consisted of investment income on the trust assets of $3,432,374, partially offset by operating expenses of $1,013,070.

Liquidity, Capital Resources and Going Concern

Our registration statement for the IPO (the “Registration Statement”) was declared effective on October 13, 2022. On October 18, 2022, we consummated the IPO of 6,600,000 Units, including 600,000 additional Units issued pursuant to the partial exercise by the underwriter of its over-allotment option (with respect to the ordinary share included in the Units being offered, the “Public Shares”), generating gross proceeds of $66,000,000.

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

As of December 31, 2023, we had available to us approximately $32,746 of cash held outside the trust account. We will use these funds to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial business combination.

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

We expect our primary liquidity requirements from December 31, 2023 through the consummation of the business combination include $92,000 for legal, accounting, due diligence, travel and other expenses associated with structuring, negotiating and documenting successful business combinations as well as legal and accounting fees related to regulatory reporting requirements, and $216,800 for working capital that will be used for miscellaneous expenses and reserves. In addition, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000 if we need additional capital.

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

The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. In addition, the Company currently has less than 12 months from the date these financial statements were issued to complete a business combination transaction. If the Company is unsuccessful in consummating an initial business combination by April 18, 2024, per the mandatory liquidation requirement, the Company must cease all operations, redeem the Public Shares and thereafter liquidate and dissolve. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company does not have adequate liquidity to sustain operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. There is no assurance that the Company’s plans to raise capital or to consummate a business combination will be successful or successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.

The change in cash for the year ended December 31, 2023 was a decrease of $256,429 and was comprised of cash used in operating activities of $601,304, cash used in investing activities of $1,320,000 and cash provided by financing activities of $1,664,875. The cash used in investing activities was the deposit into the trust account for the Company’s extension of deadline to consummate the business combination. The cash provided by financing activities was interest or dividend derived from the investment held in the Company’s trust account.

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

We consider an accounting estimate to be critical if: (i) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (ii) changes in the estimate that are reasonably likely to occur from period to period or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition. We have not identified any critical accounting estimates other than below.

Derivative Financial Instruments

We evaluate our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The over-allotment option is deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and was accounted for as a liability pursuant to ASC 480.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As of December 31, 2023, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts in the trust account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of the end of period covered by this Report, due to material weaknesses in internal control over financial reporting that existed relating to accounting for accruals and advances from related parties and accounting for complex financial instruments.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2023. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that there was a material weakness in our internal control over financial reporting as of December 31, 2023.

We have identified a material weakness in our internal control over financial reporting as of December 31, 2023. If we are unable to develop and maintain an effective system internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15€ under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of the end of period covered by this Report, due to material weaknesses in internal control over financial reporting that existed relating to accounting for accruals and advances from related parties and accounting for complex financial instruments.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making these assessments, management used the criteria ser forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2023, because of the material weaknesses in internal control over financial reporting existed relating to financial reporting systems and accounting for accruals and accounting for complex financial instruments.

To address these material weaknesses, we are assessing our resource needs as well as roles and responsibilities with a particular focus on accounting and financial reporting staff and will make changes as needed, but we can offer no assurance that our controls will not require additional review and modification in this future as industry accounting practices may evolve over time.

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the most recent fiscal quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our current officers and directors are as follows:

Name	Age	Title
Xiaofeng Yuan	51	Chief Executive Officer and Chairman of the Board of Directors
Taylor Zhang	43	Chief Financial Officer and Director
Cathy Jiang	33	Director
Joel Mayersohn	64	Director
Brian Hartzband	37	Director

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

Our officers are elected by the Board of Directors and serve at the discretion of the Board of Directors, rather than for specific terms of office. Our Board of Directors is authorized to appoint persons to the offices set forth in our third amended and restated memorandum and articles of association as it deems appropriate. Our third amended and restated memorandum and articles of association will provide that our officers may consist of a Chairman, Chief Executive Officer, President, Chief Financial Officer, Vice Presidents, Secretary, Assistant Secretaries, Treasurer and such other offices as may be determined by the Board of Directors.

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

Committees of the Board of Directors

Our Board of Directors has two standing committees: an audit committee and a compensation committee. Each committee operates under a charter that has been approved by our board and has the composition and responsibilities described below. Subject to phase-in rules and a limited exception, Nasdaq rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and Nasdaq rules require that the compensation committee of a listed company be comprised solely of independent directors.

Audit Committee

We have established an audit committee of the Board of Directors. The members of our audit committee are Cathy Jiang, Joel Mayersohn and Brian Hartzband. Cathy Jiang serves as chairman of the audit committee.

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

Compensation Committee

We have established a compensation committee of the Board of Directors. The members of our Compensation Committee are Cathy Jiang, Joel Mayersohn and Brian Hartzband. Joel Mayersohn serves as chairman of the compensation committee. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

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

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the third amended and restated memorandum and articles of association or alternatively by shareholder approval at general meetings.

Each of our directors and officers presently has, and in the future any of our directors and our officers may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present acquisition opportunities to such entity. Accordingly, subject to his or her fiduciary duties under Cayman Islands law, if any of our officers or directors becomes aware of an acquisition opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will need to honor his or her fiduciary or contractual obligations to present such acquisition opportunity to such entity, and only present it to us if such entity rejects the opportunity. Our third amended and restated memorandum and articles of association will provide that, subject to his or her fiduciary duties under Cayman Islands law, we renounce our interest in any corporate opportunity offered to any officer or director unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue. We do not believe, however, that any fiduciary duties or contractual obligations of our directors or officers would materially undermine our ability to complete our business combination.

Members of our management team may become an officer or director of another special purpose acquisition company with a class of securities registered under the Exchange Act even before we have entered into a definitive agreement regarding our initial business combination. Potential investors should also be aware of the following other potential conflicts of interest:

●	None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	Our Sponsor, officers and directors have agreed to waive their redemption rights with respect to our Founder Shares and Public Shares in connection with the consummation of our initial business combination. Additionally, our Sponsor, officers and directors have agreed to waive their redemption rights with respect to their Founder Shares if we fail to consummate our initial business combination within 18 months after the closing of our IPO (or up to 25 months from the closing of our IPO if we extend the period of time to consummate a business combination by the full amount of time). If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the Placement Units held in the trust account will be used to fund the redemption of our Public Shares, and the Rights will expire worthless. With certain limited exceptions, the Founder Shares will not be transferable, assignable or salable by our Sponsor until the earlier of (1) one year after the completion of our initial business combination and (2) the date on which we consummate a liquidation, merger, share exchange, reorganization, or other similar transaction after our initial business combination that results in all of our shareholders having the right to exchange their Ordinary Shares for cash, securities or other property. Notwithstanding the foregoing, if the last sale price of our Ordinary Shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, the Founder Shares will be released from the lock-up. With certain limited exceptions, the Placement Units, Private Placement Shares, Private Placement Rights and the Ordinary Shares underlying such Rights will not be transferable, assignable or salable by our Sponsor until 30 days after the completion of our initial business combination. Since our Sponsor and officers and directors may directly or indirectly own Ordinary Shares and Rights following our IPO, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

The conflicts described above may not be resolved in our favor.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Below is a table summarizing the entities to which our officers and directors currently have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation
Xiaofeng Yuan	Shaanxi 38Fule Technology Company	Healthcare company	Chairman

Taylor Zhang	Ascendant Global Advisors, Inc	Business consulting and advisory	Managing Director

Cathy Jiang	Alpha Square Group	Family office investing in growth-stage Fintech and Enterprise SaaS companies	Managing Director

Brian Hartzband	TEKsystems	A flagship company of Allegis Group, offers specialized IT services and talent solutions	Account Manager

Joel Mayersohn	Dickinson Wright PLLC	Full-service law firm in the U.S.	Member

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

The beneficial ownership of our Ordinary Shares is based on an aggregate of 6,653,077 Ordinary Shares issued and outstanding as of the date hereof.

Name and Address of Beneficial Owner(1)	Number of Ordinary Shares Beneficially Owned(2)	Approximate Percentage of Outstanding Ordinary Shares
10XYZ Holdings LP (3)	2,044,000	30.7%
Xiaofeng Yuan (3)	2,044,000	30.7%
Taylor Zhang (3)	2,044,000	30.7%
Cathy Jiang	—	—
Joel Mayersohn	—	—
Brian Hartzband	—	—
All executive officers and directors as a group (5 individuals)	2,044,000	30.7%

Hudson Bay Capital Management LP(4)	500,000	7.5%
Wolverine Asset Management, LLC(5)	566,713	8.5%
Mizuho Financial Group, Inc.(6)	522,030	7.8%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 420 Lexington Ave Suite 2446, New York, NY 10170.

(2)	Interests shown consist of Founder Shares and Private Placement Shares.

(3)	Each of Xiaofeng Yuan, our Chief Executive Officer and Chairman of our Board of Directors and Taylor Zhang, our Chief Financial Officer, may be deemed to beneficially own shares held by our Sponsor by virtue of his control over 10XYZ Management LLC, the general partner of our Sponsor, as its managing members. Each of Mr. Yuan and Mr. Zhang disclaims beneficial ownership of our ordinary shares held by our Sponsor other than to the extent of his pecuniary interest in such shares.

(4)	Based on a Schedule 13G filed by the reporting persons. Mr. Sander Gerber serves as the managing member of Hudson Bay Capital GP LLC, which is the general partner of Hudson Bay Capital Management LP. Mr. Gerber disclaims beneficial ownership of these securities. The address for the reporting persons is 28 Havemeyer Place, 2nd Floor, Greenwich, CT 06830.

(5)	Based on a Schedule 13G filed by the reporting persons. Wolverine Holdings, L.P. serves as the managing member of Wolverine Asset Management, LLC. Robert R. Bellick and Christopher L. Gust may be deemed to control Wolverine Trading Partners, Inc., the general partner of Wolverine Holdings, L.P. Each of Wolverine Holdings, L.P., Mr. Bellick, Mr. Gust, and Wolverine Trading Partners, Inc. have voting and disposition power over 567,211 ordinary shares of the Issuer. The address for the reporting persons is 175 West Jackson Boulevard, Suite 340, Chicago, IL 60604.

(6)	Based on a Schedule 13G filed by the reporting persons, Mizuho Financial Group, Inc., Mizuho Bank, Ltd. and Mizuho Americas LLC may be deemed to be indirect beneficial owners of said equity securities directly held by Mizuho Securities USA LLC which is their wholly-owned subsidiary.

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

On October 18, 2022, simultaneously with the consummation of the IPO and the sale of the Units, the Company consummated the private placement (the “Private Placement”) of 394,000 Units (the “Placement Units”), each Placement Unit consisting of one Ordinary Share (the “Private Placement Share”) and one right (the “Private Placement Right”), to the Sponsor at a price of $10.00 per Placement Unit, generating total proceeds of $3,940,000. The Private Placement Shares and the Private Placement Rights (including the Ordinary Shares issuable upon conversion of the Private Placement Rights) may not, subject to certain limited exceptions, be transferred, assigned or sold by it until 30 days after the completion of our initial business combination. There will be no redemption rights or liquidating distributions from the trust account with respect to the Founder Shares, Private Placement Shares, or Private Placement Rights which will expire worthless if we do not consummate a business combination within the allotted 9-month period (or up to 25 months from the closing of our IPO if we extend the period of time to consummate a business combination by the full amount of time). The issuance of the Placement Units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

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

We entered into an Administrative Services Agreement with our Sponsor pursuant to which we will pay a total of $10,000 per month for office space, administrative and support services to such affiliate. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. Accordingly, in the event the consummation of our initial business combination takes the full 9 months (or up to 25 months from the closing of our IPO if we extend the period of time to consummate a business combination by the full amount of time), an affiliate of our Sponsor will be paid a total of $120,000 ($10,000 per month) for office space, administrative and support services and will be entitled to be reimbursed for any out-of-pocket expenses.

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

As of December 31, 2023, we have $1,320,000 borrowings under the promissory note with our Sponsor.

On April 14, 2023, our Sponsor agreed to loan to us up to $300,000 to be used for a portion of the expenses of our IPO. (there are no amounts currently outstanding under it).

On July 18, 2023, the Company issued an unsecured promissory note in the aggregate principal amount of $660,000 (the “Extension Fee”) to the Sponsor. The Extension Fee was issued in connection with the Company’s amended and restated memorandum and articles of association (the “Second A&R Memorandum and Articles”) which provides that the Company may extend the period of time to consummate a business combination up to three times, each by an additional three months, subject to our Sponsor, or its designee, depositing $660,000 into the trust account of the Company. On July 18, 2023, the Company deposited $660,000 into the trust account of the Company to extend the date by which it must consummate an initial business combination from July 18, 2023 to October 18, 2023 (the “Extension”).

On October 18, 2023, the Company issued an unsecured promissory note in the aggregate principal amount of $660,000 (“Extension Fee No. 2”) to the Sponsor, pursuant to the Second A&R Memorandum and Articles. On October 18, 2023, the Company deposited $660,000 into the trust account of the Company to extend the date by which it must consummate an initial business combination from October 18, 2023 to January 18, 2024 (“Extension No.2”).

On January 17, 2024, the Company held an extraordinary general meeting of shareholders (the “Meeting”), in lieu of the 2023 annual general meeting, at which the Company’s shareholders approved, among other proposals, a proposal, by special resolution, to amend the Company’s Second A&R Memorandum and Articles in their entirety and the substitution in their place of the third amended and restated memorandum and articles of association of the Company (the “Third A&R Memorandum and Articles”), which provides that the Company may elect to extend the date by which the Company has to consummate a business combination (the “Combination Period”) for a total of eight (8) times, as follows:

(a)	for a deposit into the Company’s trust an amount equal to the lesser of $200,000 or $0.10 per public share that is not redeemed, an additional three (3) month extension from January 18, 2024 to April 18, 2024; and
(b)	for a deposit into the Company’s trust an amount equal to the lesser of $66,667 or $0.03 per public share that is not redeemed, for each month during the subsequent additional one (1) month extensions from April 18, 2024 to November 18, 2024.

On January 17, 2024, the Company issued an unsecured promissory note in the aggregate principal amount of $200,000 (“Extension Fee No. 3”) to Citius Pharma, pursuant to the Third A&R Memorandum and Articles. On January 17, 2024, Citius Pharma deposited $200,000 into the trust account of the Company to extend the date by which it must consummate an initial business combination from January 18, 2024 to April 18, 2024 (“Extension No.3”).

Pursuant to our third amended and restated memorandum and articles of association, we may extend the period of time to consummate a business combination up to eight times, once by an additional three (3) months and seven times each by an additional month (for a total of up to 25 months to complete a business combination) without submitting such proposed extensions to our shareholders for approval or offering our public shareholders redemption rights in connection therewith. In order to extend the time available for us to consummate our initial business combination, our Sponsor or its affiliates or designees, upon two days advance notice prior to the applicable deadline, must deposit into the trust account the lesser of (i) $200,000 ($0.10 per share) on or prior to the date of the applicable deadline, for the three (3) month extension and (ii) $66,667 ($0.03 per share) on or prior to the date of the applicable deadline, for each one month extension. Any such payments would be made in the form of a loan. Any such loans will be non-interest bearing and payable upon the consummation of our initial business combination. If we complete our initial business combination, we would repay such loaned amounts out of the proceeds of the trust account released to us. If we do not complete a business combination, we will not repay such loans.

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

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our Sponsor, officers or directors unless we, or a committee of independent directors, have obtained an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or an independent accounting firm, that our initial business combination is fair to our company from a financial point of view. Furthermore, no finder’s fees, reimbursements or cash payments will be made to our Sponsor, officers or directors, or our or their affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination. However, the following payments will be made to our Sponsor, officers or directors, or our or their affiliates, none of which will be made from the proceeds of our IPO held in the trust account prior to the completion of our initial business combination:

●	Repayment of up to an aggregate of up to $1,320,000 in loans, if any, made to us by our Sponsor to cover offering-related and organizational expenses;

●	The Sponsor has entered into a promissory note with TenX, dated April 14, 2023 (the “April Promissory Note”) issued by TenX to the Sponsor, pursuant to which TenX may borrow up to $300,000 from the Sponsor. The April Promissory Note is non-interest bearing, unsecured and due and payable in full on the earlier of the date TenX consummates its initial business combination and the date that winding up of TenX is effective. If TenX does not complete its initial business combination within the required period, it may use a portion of its working capital held outside the trust account to repay such advances and any other working capital advances made to TenX, but no proceeds held in the trust account would be used to repay such advances and any other working capital advances made to TenX, and such related party may not be able to recover the value it has loaned to TenX and any other working capital advances it may make. The Sponsor has the right, but not the obligation, to convert the April Promissory Note, in whole or in part, up to $1,500,000, collectively with all other such promissory notes, into private TenX Units at a price of $10.00 per unit, each consisting of TenX Ordinary share and one TenX Right upon the consummation of a business combination.

●	Payment to an affiliate of our Sponsor of $10,000 per month, for up to 18 months (or up to 25 months from the closing of our IPO if we extend the period of time to consummate a business combination by the full amount of time), for office space, utilities and secretarial and administrative support;

●	Reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination; and

●	Repayment of non-interest bearing loans which may be made by our Sponsor or an affiliate of our Sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination and repayment of non-interest bearing loans which may be made by our Sponsor or its affiliates to extend our time period for consummating a business combination, the terms of which (other than as described above) have not been determined nor have any written agreements been executed with respect thereto. Up to $1,500,000 of the loans made by our Sponsor, our officers and directors, or our or their affiliates to us prior to or in connection with our initial business combination may be convertible into Units, at a price of $10.00 per Unit at the option of the lender, upon consummation of our initial business combination. The Units would be identical to the Placement Units.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the years ended December 31, 2023 and 2022 totaled $199,711 and $59,740, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” We did not pay Marcum for professional services rendered for the years ended December 31, 2023 and 2022.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the years ended December 31, 2023 and 2022.

All Other Fees. We did not pay Marcum for other services for the years ended December 31, 2023 and 2022.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

1. The following documents are filed as part of this Annual Report:

Financial Statements: See “Item 8. Financial Statements and Supplementary Data” herein and “Index to Financial Statements” and financial statements incorporated by reference therein commencing below.

2. Exhibits: The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

Exhibit Number	Description
2.1	Agreement and Plan of Merger and Reorganization, dated October 23, 2023, by and among the Registrant, Citius Pharmaceuticals, Inc., Citius Oncology, Inc. and TenX Merger Sub, Inc. (incorporated herein by reference to Exhibit 2.1 to Form 8-K as filed with the Securities and Exchange Commission on October 24, 2023)

3.1	Amended and Restated Memorandum and Articles of Association (incorporated herein by reference to Exhibit 3.1 to Form 8-K as filed with the Securities and Exchange Commission on October 19, 2022)

3.2	Third Amended and Restated Memorandum and Articles of Association (incorporated herein by reference to Exhibit 3.1 to Form 8-K filed with the Securities and Exchange Commission on January 18, 2024)

4.1	Specimen Unit Certificate (incorporated herein by reference to Exhibit 4.1 to Form S-1 as filed with the Securities and Exchange Commission on September 12, 2022)

4.2	Specimen Ordinary Share Certificate (incorporated herein by reference to Exhibit 4.2 to Form S-1 as filed with the Securities and Exchange Commission on September 12, 2022)

4.3	Specimen Right Certificate (incorporated herein by reference to Exhibit 4.3 to Form S-1 as filed with the Securities and Exchange Commission on September 12, 2022)

4.4	Rights Agreement, dated October 13, 2022, by and between the Registrant and American Stock Transfer & Trust Company, LLC (incorporated herein by reference to Exhibit 4.1 to Form 8-K as filed with the Securities and Exchange Commission on October 19, 2022)

10.1	Letter Agreement, dated October 13, 2022, by and among the Registrant, its officers and directors, and 10XYZ Holdings LP (incorporated herein by reference to Exhibit 10.1 to Form 8-K as filed with the Securities and Exchange Commission on October 19, 2022)

10.2	Investment Management Trust Agreement, dated October 13, 2022, by and between the Registrant and American Stock Transfer & Trust Company, LLC (incorporated herein by reference to Exhibit 10.2 to Form 8-K as filed with the Securities and Exchange Commission on October 19, 2022)

10.3	Registration Rights Agreement, dated October 13, 2022, by and between the Registrant and 10XYZ Holdings LP (incorporated herein by reference to Exhibit 10.3 to Form 8-K as filed with the Securities and Exchange Commission on October 19, 2022)

10.4	Private Placement Unit Subscription Agreement, dated October 13, 2022, by and between the Registrant and 10XYZ Holdings LP (incorporated herein by reference to Exhibit 10.4 to Form 8-K as filed with the Securities and Exchange Commission on October 19, 2022)

10.5	Securities Subscription Agreement, dated March 24, 2021, by and between the Registrant and 10XYZ Holdings LP (incorporated herein by reference to Exhibit 10.5 to Form S-1 as filed with the Securities and Exchange Commission on September 12, 2022)

10.6	Amended and Restated Securities Subscription Agreement, dated December 20, 2021, by and between the Registrant and 10XYZ Holdings LP (incorporated herein by reference to Exhibit 10.10 to Form S-1 as filed with the Securities and Exchange Commission on September 12, 2022)

10.7	Form of Administrative Services Agreement, by and between the Registrant and 10XYZ Holdings LP (incorporated herein by reference to Exhibit 10.8 to Form S-1 as filed with the Securities and Exchange Commission on September 12, 2022)

10.8	Promissory Note, dated July 18, 2023, issued by the Registrant to 10XYZ Holdings LP (incorporated herein by reference to Exhibit 10.1 to Form 8-K as filed with the Securities and Exchange Commission on July 18, 2023)

10.9	Promissory Note, dated October 18, 2023, issued by the Registrant to 10XYZ Holdings LP (incorporated herein by reference to Exhibit 10.1 to Form 8-K as filed with the Securities and Exchange Commission on October 18, 2023)

10.10	Sponsor Support Agreement, dated October 23, 2023, by and among the Registrant, 10XYZ Holdings LP, Citius Pharmaceuticals, Inc. and Citius Oncology, Inc. (incorporated herein by reference to Exhibit 10.1 to Form 8-K as filed with the Securities and Exchange Commission on October 24, 2023)

10.11	Form of Amended and Restated Registration Rights Agreement (incorporated herein by reference to Exhibit 10.2 to Form 8-K as filed with the Securities and Exchange Commission on October 24, 2023)

10.12	Form of Amended and Restated Shared Services Agreement (incorporated herein by reference to Exhibit 10.3 to Form 8-K as filed with the Securities and Exchange Commission on October 24, 2023)

10.13	Promissory Note, dated January 17, 2024, issued by the Registrant to Citius Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.1 to Form 8-K as filed with the Securities and Exchange Commission on January 18, 2024)

14	Form of Code of Ethics (incorporated herein by reference to Exhibit 14 to Form S-1 as filed with the Securities and Exchange Commission on September 12, 2022)

97.1	Policy Relating to Recovery of Erroneously Awarded Compensation

99.1	Form of Audit Committee Charter (incorporated herein by reference to Exhibit 99.1 to Form S-1 as filed with the Securities and Exchange Commission on September 12, 2022)

99.2	Form of Compensation Committee Charter (incorporated herein by reference to Exhibit 99.2 to Form S-1 as filed with the Securities and Exchange Commission on September 12, 2022)

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the Inline XBRL Instance Document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Item 16. Form 10-K Summary.

None.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TENX KEANE ACQUISITION

Date: April 16, 2024
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

Name	Position	Date

/s/ Xiaofeng Yuan	Chief Executive Officer and Chairman	April 16, 2024
Xiaofeng Yuan	(Principle Executive Officer)

/s/ Taylor Zhang	Chief Financial Officer and Director	April 16, 2024
Taylor Zhang	(Principal Accounting and Financial Officer)

/s/ Cathy Jiang	Director	April 16, 2024
Cathy Jiang

/s/ Joel Mayersohn	Director	April 16, 2024
Alfred “Trey” Hickey

/s/ Brian Hartzband	Director	April 16, 2024
Brian Hartzband

TenX Keane Acquisition

FOR THE YEAR ENDED DECEMBER 31, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

TenX Keane Acquisition

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of TenX Keane Acquisition (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in shareholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company is a Special Purpose Acquisition Corporation that was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses on or before April 18, 2024 or make a deposit into the Company’s trust account at a specified amount to extend the business combination deadline by an additional seven months through November 18, 2024. The Company entered into an agreement and plan of merger and reorganization with a business combination target on October 24, 2023; however, the completion of this transaction is subject to the approval of the Company’s shareholders among other conditions. There is no assurance that the Company will obtain the necessary approvals, satisfy the required closing conditions, raise the additional capital it needs to fund its operations, and complete the transaction prior to April 18, 2024, if at all. The Company also has no approved plan in place to extend the business combination deadline and fund operations for any period of time after April 18, 2024, in the event that it is unable to complete a business combination by that date. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

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

Houston, TX

April 16, 2024

TENX KEANE ACQUISITION

CONSOLIDATED BALANCE SHEETS

	December 31, 2023	December 31, 2022

ASSETS
Current Assets:
Cash	$32,746	$289,175
Prepaid expenses	25,454	88,169
Total Current Assets	58,200	377,344
Investments held in trust account	72,565,394	67,813,020
Total Assets	$72,623,594	$68,190,364

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accrued offering costs	$5,001	$31,836
Accrued expenses	375,886	—
Note payable - Sponsor	1,320,000	—
Due to related party	344,875	—
Total Current Liabilities	2,045,762	31,836

Commitments and contingencies

Ordinary shares subject to possible redemption (6,600,000 shares at redemption value of approximately $10.99 and $10.27 per share as of December 31, 2023 and December 31, 2022, respectively.)	72,565,394	67,813,020

Shareholders’ Equity (Deficit):
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Ordinary shares, $0.0001 par value; 150,000,000 shares authorized; 2,341,000 and 2,416,000 shares issued and outstanding (excluding 6,600,000 shares subject to possible redemption) as of December 31, 2023 and 2022, respectively	167	242
Additional paid-in capital	—	—
Retained earnings (Accumulated deficit)	(1,987,729)	345,266
Total Shareholders’ Equity (Deficit)	(1,987,562)	345,508
Total Liabilities and Shareholders’ Equity (Deficit)	$72,623,594	$68,190,364

The accompanying notes are an integral part of these consolidated financial statements.

TENX KEANE ACQUISITION

CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE YEAR ENDED
	DECEMBER 31, 2023	DECEMBER 31, 2022
General and administrative costs	1,013,070	138,115
Operating loss	$(1,013,070)	$(138,115)

Interest income on investments held in trust account	3,432,374	493,020
Change in derivative liability	—	25,906
Total other income	3,432,374	518,926

Net income	$2,419,304	$380,811

Weighted average ordinary shares outstanding, basic and diluted for ordinary shares subject to redemption	6,600,000	1,341,758
Basic and diluted net income per ordinary share for ordinary shares subject to redemption	$0.27	$0.12
Weighted average ordinary shares outstanding, basic and diluted for ordinary shares not subject to redemption	2,347,986	1,865,478
Basic and diluted net income per ordinary share for ordinary shares not subject to redemption	$0.27	$0.12

The accompanying notes are an integral part of these consolidated financial statements.

TENX KEANE ACQUISITION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

For the YEARS ended DECEMBER 31, 2023 AND 2022

	Ordinary Shares		Additional Paid-in	Shareholder	(Accumulated Deficit) Retained	Total Shareholders’ Equity
	Shares	Amount	Capital	Receivable	Earnings	(Deficit)
Balance, January 1, 2023	2,416,000	$242	$—	$—	$345,266	$345,508
Shares forfeited due to partial exercise of underwriters overallotment (1)	(75,000)	(75)			75	—
Remeasurement of ordinary shares subject to redemption	—	—	—	—	(4,752,374)	(4,752,374)
Net income	—	—	—	—	2,419,304	2,419,304
Balance, December 31, 2023	2,341,000	$167	—	$—	$(1,987,729)	(1,987,562)

	Ordinary Shares		Additional Paid-in	Shareholder	(Accumulated Deficit) Retained	Total Shareholders’ Equity
	Shares	Amount	Capital	Receivable	Earnings	(Deficit)
Balance, January 1, 2022	1,725,000	$173	$24,827	$(25,000)	$(10,113)	$(10,113)
Payment for founder shares	—	—	—	25,000	—	25,000
Private placement rights proceeds	394,000	39	3,939,961	—	—	3,940,000
Fair value of public rights	—	—	1,056,000	—	—	1,056,000
Fair value of underwriter shares	297,000	30	2,922,450	—	—	2,922,480
Issuance costs	—	—	(343,845)	—	—	(343,845)
Remeasurement of ordinary shares subject to redemption	—	—	(7,599,393)	—	(25,432)	(7,624,825)
Net income	—	—	—	—	380,811	380,811
Balance, December 31, 2022	2,416,000	242	—	—	$345,266	$345,508

(1)	Relates to shares forfeited during the year ended December 31, 2022.

The accompanying notes are an integral part of these consolidated financial statements.

TENX KEANE ACQUISITION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE YEAR ENDED
	DECEMBER 31, 2023	DECEMBER 31, 2022
Cash flows from operating activities:
Net income	$2,419,304	$380,811
Adjustments to reconcile net income to net cash used in operating activities:
Interest income on investments held in trust account	(3,432,374)	(493,020)
Change in operating assets and liabilities:
Prepaid expenses	62,715	(88,169)
Deferred offering costs	—	126,422
Accrued expenses	349,051	25,988
Net cash used in operating activities	(601,304)	(47,968)

Cash flows from investing activities:
Cash deposited into trust account	(1,320,000)	(67,320,000)
Net cash used in investing activities	(1,320,000)	(67,320,000)

Cash flows from financing activities:
Sale of ordinary shares	—	66,000,000
Net proceeds from sale of private placement ordinary shares	—	3,335,987
Underwriting fee	—	(1,320,000)
Other fees	—	(253,157)
Proceeds from issuance ordinary shares to sponsor	—	25,000
Repayment of sponsor note	—	(130,687)
Proceeds from sponsor note	1,320,000	—
Advance from related party	344,875	—
Net cash provided by financing activities	1,664,875	67,657,143

Net change in cash	(256,429)	289,175
Cash at beginning of period	289,175	—
Cash at end of period	$32,746	$289,175

Supplemental disclosure of non-cash financing activities:
Remeasurement of ordinary shares subject to possible redemption	4,752,374	7,624,825

The accompanying notes are an integral part of these consolidated financial statements.

TENX KEANE ACQUISITION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2023, the Company had not commenced any operations. All activity for the period from March 1, 2021 (inception) through December 31, 2023 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion an initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Proposed Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering (the “Registration Statement”) was declared effective on October 13, 2022. On October 18, 2022, the Company consummated the Initial Public Offering of 6,600,000 units, including 600,000 additional units issued pursuant to the partial exercise by the underwriter of its over-allotment option, (“Units” and, with respect to the ordinary share included in the Units being offered, the “Public Shares”), generating gross proceeds of $66,000,000, which is described in Note 3.

Simultaneously with the consummation of the Initial Public Offering and the sale of the Units, the Company consummated the private placement (the “Private Placement”) of 394,000 Units (the “Placement Units”), to 10XYZ Holdings LP (the “Sponsor”) at a price of $10.00 per Placement Unit, generating total proceeds of $3,940,000.

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

All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Company’s Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation (the “Certificate of Incorporation”). In accordance with the rules of the U.S. Securities and Exchange Commission (the “SEC”) and its guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of a company require ordinary share subject to redemption to be classified outside of permanent equity. Given that the Public Shares will be issued with other freestanding instruments (i.e., rights), the initial carrying value of ordinary shares classified as temporary equity will be the allocated proceeds determined in accordance with ASC 470-20. The ordinary shares are subject to ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to immediate fair value recognition. The accretion will be treated as a deemed dividend (i.e., a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital). While redemptions cannot cause the Company’s net tangible assets to fall below $5,000,001, the Public Shares are redeemable and will be classified as such on the balance sheet until such date that a redemption event takes place.

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

The Company will have until 18 months (or 25 months if the Company extends the period) from the closing of the Public Offering to consummate a Business Combination (the “Combination Period”). However, if the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining Public Shareholders and its Board of Directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. The Company convened an extraordinary general meeting of shareholders on January 17, 2024, regarding the extension amendment. See the subsequent event disclosure below.

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

Going Concern Consideration

The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. In addition, the Company currently has less than 12 months from the date these financial statements were issued to complete a Business Combination transaction. If the Company is unsuccessful in consummating an initial Business Combination by April 18, 2024, per the mandatory liquidation requirement, the Company must cease all operations, redeem the Public Shares and thereafter liquidate and dissolve. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company does not have adequate liquidity to sustain operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. There is no assurance that the Company’s plans to raise capital or to consummate a Business Combination will be successful or successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As of December 31, 2023 and 2022, the Company had $72,565,394 and $67,813,020 investments held in trust, respectively.

Initial Business Combination

On October 24, 2023, the Company announced that it had entered into an agreement and plan of merger and reorganization (the “Merger Agreement”), dated October 23, 2023, by and among TenX Merger Sub, Inc., a Delaware corporation and the Company’s wholly owned subsidiary (“Merger Sub”), Citius Pharmaceuticals, Inc., a Nevada corporation (“Citius Pharma”), and Citius Oncology, Inc., a Delaware corporation and wholly owned subsidiary of Citius Pharma (“Citius Oncology”), to acquire Citius Oncology. The Merger Agreement provides, among other things, on the terms and subject to the conditions set forth therein, (i) that Merger Sub will merge with and into Citius Oncology, with Citius Oncology to be renamed and to survive as a wholly owned subsidiary of TenX (the “Merger”), and (ii) that prior to the effective time of the Merger (the “Effective Time”), TenX will migrate to and domesticate as a Delaware corporation in accordance with Section 388 of the General Corporation Law of the State of Delaware and the Cayman Islands Companies Act (As Revised) (the “Domestication”). The newly combined publicly traded company is to be named “Citius Oncology, Inc.” (the “Combined Company”). The Domestication, Merger and the other transactions contemplated by the Merger Agreement are referred to in this section as the “Business Combination”.

In the Merger, all shares of Citius Oncology would be converted into the right to receive ordinary share of the Combined Company. As a result, upon closing, Citius Pharma would receive 67.5 million shares of ordinary share of the Combined Company which, at an implied value of $10.00 per share, would be $675 million in equity of the Combined Company, before fees and expenses. As part of the transaction, Citius Pharma will contribute $10 million in cash to the Combined Company. An additional 12.6 million existing options will be assumed by the Combined Company. Citius Pharma and the Combined Company will also enter into an amended and restated shared services agreement, which, among other things, will govern certain management and scientific services that Citius Pharma will continue to provide to the Combined Company following the Effective Time.

The Merger Agreement, Business Combination and the transactions contemplated thereby were unanimously approved by the boards of directors of each of the Company, Citius Pharma and Citius Oncology. The transaction is expected to be completed in the first half of 2024, subject to approval by shareholders of the Company and other customary closing conditions, including final regulatory approvals and SEC filings. There can be no assurance regarding the ultimate timing of the proposed transaction or that the transaction will be completed at all.

We will have until 18 months from the closing of our IPO to consummate an initial business combination (the “Combination Period”). However, if we anticipate that we may not be able to consummate our initial business combination within 18 months, we may extend the Combination Period up to seven (7) times, each time for an additional month (for a total of up to 25 months to complete a business combination) without submitting such proposed extensions to our shareholders for approval or offering our public shareholders redemption rights in connection therewith. Pursuant to the terms of our third amended and restated memorandum and articles of association and the trust agreement entered into between us and American Stock Transfer & Trust Company on October 13, 2022, in order to extend the time available for us to consummate our initial business combination, our Sponsor or its affiliates or designees, upon two days advance notice prior to the applicable deadline, must deposit into the trust account the lesser of $66,667 or $0.03 per public share that is not redeemed on or prior to the date of the applicable deadline, for each one month extension. Any such payments would be made in the form of a loan. Any such loans will be non-interest bearing and payable upon the consummation of our initial business combination. If we complete our initial business combination, we would repay such loaned amounts out of the proceeds of the trust account released to us. If we do not complete a business combination, we will not repay such loans. Furthermore, the letter agreement with our initial shareholders contains a provision pursuant to which our Sponsor has agreed to waive its right to be repaid for such loans out of the funds held in the trust account in the event that we do not complete a business combination. Our Sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. Up to $1,500,000 of the loans made by our Sponsor, our officers and directors, or our or their affiliates to us prior to or in connection with our initial business combination (including loans made to extend our time period for consummating a business combination) may be convertible into Units at a price of $10.00 per Unit at the option of the lender.

If we are unable to consummate an initial business combination within such time period, we will, as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any interest earned on the funds held in the trust account (net of interest that may be used by us to pay our taxes payable and for dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law and as further described herein, and then seek to dissolve and liquidate. We expect the pro rata redemption price to be approximately $10.99 per public share (subject to increase of up to an additional approximately $0.03 per share for each month in the event that our Sponsor elects to extend the period of time to consummate a business combination by the full seven months), without taking into account any interest earned on such funds. However, we cannot assure you that we will in fact be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public shareholders.

We anticipate structuring our initial business combination so that the post-transaction company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If our initial business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying audited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents at December 31, 2023 and 2022.

Trust Account

Upon the closing of the Initial Public Offering and the Private Placement, $67,320,000 ($10.20 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement Units was held in the Trust Account located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which will be invested only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described above.

As of December 31, 2023 and 2022, the Company had $72,565,394 and $67,813,020, respectively, in investments held in the Trust Account.

Deferred Offering Costs

Deferred offering costs consist of costs incurred in connection with preparation for the Initial Public Offering. These costs, together with the underwriting discounts and commissions, were charged to additional paid in capital upon completion of the Initial Public Offering. As of December 31, 2023 and 2022 the Company had no deferred offering costs.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2023 and 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

Ordinary Shares Subject to Possible Redemption

The Company accounts for the ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480, “Distinguishing Liabilities from Equity.” Shares of the common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable shares of the common stock (including shares of the common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the issuer’s control) are classified as temporary equity. At all other times, shares of the common stock are classified as shareholders’ equity. The ordinary shares feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2023 and December 31, 2022, the ordinary shares subject to possible redemption in the amount of $72,565,394 and $67,813,020, respectively, are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

As of December 31, 2023 and December 31, 2022, ordinary shares subject to possible redemption reflected on the balance sheet is reconciled on the following table:

Gross proceeds	$66,000,000
Proceeds allocated to public rights	(1,056,000)
Offering costs allocated ordinary shares subject to redemption	(4,755,805)
Remeasurement of ordinary shares subject to redemption	7,624,825
Ordinary shares subject to possible redemption – December 31, 2022	$67,813,020
Remeasurement of ordinary shares subject to redemption	4,752,374
Ordinary shares subject to possible redemption – December 31, 2023	$72,565,394

Net income per share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income per share of ordinary shares is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class method in calculating income per ordinary share.

As of December 31, 2023 and 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the period presented.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	Year Ended	Year Ended
	December 31,	December 31,
	2023	2022
Ordinary shares subject to redemption
Numerator: Allocation of net income	$1,784,469	159,314
Denominator: Basic and diluted weighted average shares outstanding	6,600,000	1,341,758
Basic and diluted net income per share	$0.27	$0.12

Ordinary shares not subject to redemption
Numerator: Allocation of net income	$634,835	$221,497
Denominator: Basic and diluted weighted average shares outstanding	2,347,986	1,865,478
Basic and diluted net income per share	$0.27	$0.12

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The over-allotment option is deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and was accounted for as a liability pursuant to ASC 480.

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

The Company does not have any recurring Level 2 or Level 3 assets or liabilities. See Note 8 for Level 1 assets and liabilities. The carrying value of the Company’s financial instruments including its cash and accrued liabilities approximate their fair values principally because of their short-term nature.

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

In June 2022, the FASB issued ASU 2022-03, ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is currently assessing what impact, if any, that ASU 2022-03 would have on its financial position, results of operations or cash flows.

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

NOTE 5 — RELATED PARTY TRANSACTIONS

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

Promissory Note — Related Party

On March 17, 2021, the Sponsor issued an unsecured promissory note (the “Pre-IPO Note”) to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) September 30, 2022 or (ii) the consummation of the Proposed Public Offering. After expiration of the Promissory Note, the Sponsor issued a new unsecured promissory note to the Company (the “Post-IPO Promissory Note”) on April 14, 2023. The Post-IPO Promissory Note is non-interest bearing and payable on the earlier of (i) April 14, 2024 or (ii) the date of consummation of the Company’s initial business combination or liquidation (such earlier date, the “Maturity Date”). As of December 31, 2023 and 2022, there were no amounts outstanding under the Promissory Note.

Advances from Related Party

The Sponsor paid certain formation and operating costs on behalf of the Company. These advances are due on demand and non-interest bearing. As of December 31, 2023 and 2022, there were $344,875 and $0 due to the Sponsor, respectively.

Administrative Services Agreement

Commencing on the date the Units are first listed on the Nasdaq, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company has incurred expense of $120,000 and $21,666 for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023 and 2022, there was $60,000 and $0 payable amounts accrued, respectively.

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

On July 18, 2023 and October 18, 2023, the Company deposited $660,000 into the trust account of the Company (the “Extension Fee”) to extend the timeline to complete a business combination for an additional three months from July 18, 2023 to October 18, 2023 (the “Extension”) and then subsequently from October 18,2023 to January 18, 2024. Such deposit of the Extension Fees are evidenced by unsecured promissory notes (the “Promissory Notes”) in the principal amount of $660,000 to the Sponsor. The Promissory Notes bear no interest and are payable in full upon the consummation of the Company’s business combination (such date, the “Maturity Date”). The payees of the Promissory Notes, the Sponsor, have the right, but not the obligation, to convert the Promissory Notes, in whole or in part, up to $1,500,000, into private units (the “Units”) of the Company at a price of $10.00 per unit, each consisting of one ordinary share and one right to receive two-tenths (2/10) of one ordinary share upon the consummation of a business combination, as described in the prospectus of the Company.

As of December 31, 2023 and 2022, there were $1,320,000 and $0 outstanding under the Working Capital Loans, respectively.

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

Investment Banking Engagement Agreement

The Company entered into an agreement with Newbridge Securities Corporation (“Newbridge”) for Newbridge to act as the Company’s non-exclusive financial advisor with respect to Merger & Acquisitions (“M&A”) services. At the closing of a M&A transaction, the Company shall pay Newbridge a fee of $500,000, which shall be paid in equity; the number of shares of ordinary share shall be calculated using the same price of as the equity consideration paid to the acquisition target.

NOTE 7 — SHAREHOLDERS’ EQUITY (DEFICIT)

Preferred Shares — The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2023 and 2022, there were no shares of preferred shares issued or outstanding.

Ordinary Shares — The Company is authorized to issue 150,000,000 ordinary shares with a par value of $0.0001 per share. Holders of ordinary shares are entitled to one vote for each share.

As of December 31, 2023 and 2022, there were 2,341,000 and 2,416,000 ordinary shares issued and outstanding, respectively, of which an aggregate of up to 225,000 ordinary shares are subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part so that the number of Founder Shares will equal 19% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering (excluding private placement shares) or approximately 23.0% (including private placement shares). The underwriter partially exercised the over-allotment and as such 150,000 ordinary shares are not subject to forfeiture as of October 18, 2022. The underwriters are also entitled to 270,000 ordinary shares (310,500 if the over-allotment option is exercised in full) as part of its underwriting fee. The underwriters received non-cash underwriting fees of $2,922,480 represented by the fair value of 297,000 shares issued to the underwriter due to the partial exercise, granted at October 18, 2022. Simultaneously with the consummation of the IPO and the sale of the Units, we consummated the Private Placement of 394,000 Placement Units to the Sponsor at a price of $10.00 per Placement Unit, generating total proceeds of $3,940,000.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value at December 31, 2023 and 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2023	December 31, 2022
Assets:
Marketable securities held in the Trust Account	1	$72,565,394	$67,813,020

NOTE 9 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review the Company did not identify any subsequent events, other than below, that would have required adjustment or disclosure in the financial statements.

On January 17, 2024, the Company held an extraordinary general meeting of shareholders (the “Meeting”), in lieu of the 2023 annual general meeting, at which the Company’s shareholders approved, among other proposals, a proposal, by special resolution, to amend the Company’s Second A&R Memorandum and Articles in their entirety and the substitution in their place of the third amended and restated memorandum and articles of association of the Company (the “Third A&R Memorandum and Articles”), which provides that the Company may elect to extend the date by which the Company has to consummate a business combination (the “Combination Period”) for a total of eight (8) times, as follows:

(a)	for a deposit into the Company’s trust an amount equal to the lesser of $200,000 or $0.10 per public share that is not redeemed, an additional three (3) month extension from January 18, 2024 to April 18, 2024; and

(b)	for a deposit into the Company’s trust an amount equal to the lesser of $66,667 or $0.03 per public share that is not redeemed, for each month during the subsequent additional one (1) month extensions from April 18, 2024 to November 18, 2024.

On January 17, 2024, the Company issued an unsecured promissory note in the aggregate principal amount of $200,000 (“Extension Fee No. 3”) to Citius Pharma, pursuant to the Third A&R Memorandum and Articles. On January 17, 2024, Citius Pharma deposited $200,000 into the trust account of the Company to extend the date by which it must consummate an initial business combination from January 18, 2024 to April 18, 2024 (“Extension No.3”).

In connection with the vote to approve the proposals at the Meeting, holders of 2,287,923 ordinary shares exercised their right to redeem their shares for cash at a redemption price of approximately $10.90 per share, which was calculated based on the proxy record date December 28, 2023, for an aggregate redemption amount of approximately $24.9 million. As a result, such amount was removed from the Trust Account to pay such holders. According to the Company’s Third Amended and Restated Memorandum and Articles of Association, the redemption price should be calculated as of two business days prior to the Extraordinary General Meeting, which is January 12, 2024, and the redemption price should be $11.02 per share. The Company plans to adjust the redemption price based on the above calculation and to pay out the total difference of approximately $268,645 to the investors who chose to redeem in the second quarter of 2024.

On January 31, 2024, the Company amended and restated the October 18, 2023 promissory note to reduce the original principal amount of $660,000 by $125,000 to reflect the extension fee paid by Citius Pharma. On January 31, 2024, the Company issued a promissory note in the principal amount of $125,000 to Citius Pharma.

