Form 10-Q
period 2024-03-31
TenX Keane Acquisition
filed 2024-05-20
CIK 1851484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2024

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

As of May 20, 2024, 6,653,077 ordinary shares, par value $0.0001 per share, were issued and outstanding.

TenX Keane Acquisition

FORM 10-Q FOR QUARTER ENDED MARCH 31, 2024

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TENX KEANE ACQUISITION

CONSOLIDATED BALANCE SHEETS

	March 31, 2024 (unaudited)	December 31, 2023

ASSETS
Current Assets:
Cash	$33,330	$32,746
Prepaid expenses	61,064	25,454
Total Current Assets	94,394	58,200
Investments held in trust account	48,584,863	72,565,394
Total Assets	$48,679,257	$72,623,594

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accrued offering costs	$5,001	$5,001
Accrued expenses	488,235	375,886
Note payable - Sponsor	1,520,000	1,320,000
Due to shareholders	268,645	—
Due to related party	537,149	344,875
Total Current Liabilities	2,819,030	2,045,762

Commitments and contingencies

Ordinary shares subject to possible redemption (4,312,077 and 6,600,000 shares at $11.20 and $10.99 per share as of March 31, 2024, and December 31, 2023, respectively)	48,316,218	72,565,394

Shareholders’ Deficit:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Ordinary shares, $0.0001 par value; 150,000,000 shares authorized; 2,341,000 shares issued and outstanding (excluding 6,600,000 shares subject to possible redemption) as of March 31, 2024 and December 31, 2023, respectively	167	167

Additional paid-in capital	—	—
Accumulated deficit	(2,456,158)	(1,987,729)
Total Shareholders’ Deficit	(2,455,991)	(1,987,562)
Total Liabilities and Shareholders’ Deficit	$48,679,257	$72,623,594

The accompanying notes are an integral part of these consolidated financial statements.

TENX KEANE ACQUISITION

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	FOR THE THREE MONTHS ENDED MARCH 31,
	2024	2023
General and administrative costs	$268,429	$147,922
Operating loss	(268,429)	(147,922

Other Income

Interest income on investments held in trust account	758,258	759,647
Total other income	758,258	759,647

Net income	$489,829	$611,725

Weighted average ordinary shares outstanding, basic and diluted for ordinary shares subject to redemption	4,739,491	6,600,000
Basic and diluted net income per ordinary share for ordinary shares subject to redemption	$0.07	$0.07
Weighted average ordinary shares outstanding, basic and diluted for ordinary shares not subject to redemption	2,341,000	2,416,000

Basic and diluted net income per ordinary share for ordinary shares not subject to redemption	$0.07	$0.07

The accompanying notes are an integral part of these consolidated financial statements.

TENX KEANE ACQUISITION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

For the THREE MONTHS ended MARCH 31, 2024 and 2023

(UNAUDITED)

	Ordinary Shares		Additional Paid-in	(Accumulated Deficit) Retained	Total Shareholders’ Equity
	Shares	Amount	Capital	Earnings	(Deficit)
Balance, January 1, 2024	2,341,000	$167	$—	$(1,987,729)	$(1,987,562)
Remeasurement of ordinary shares subject to redemption	—	—	—	(958,258)	(958,258)
Net income	—	—	—	489,829	489,829
Balance, March 31, 2024	2,341,000	$167	$—	$(2,456,158)	$(2,455,991)

	Ordinary Shares		Additional Paid-in	(Accumulated Deficit) Retained	Total Shareholders’ Equity
	Shares	Amount	Capital	Earnings	(Deficit)
Balance, January 1, 2023	2,416,000	$242	$—	$345,266	$345,508
Remeasurement of ordinary shares subject to redemption	—	—	—	(759,647)	(759,647
Net income	—	—	—	611,725	611,725
Balance, March 31, 2023	2,416,000	$242	$—	$197,344	$197,586

The accompanying notes are an integral part of these consolidated financial statements.

TENX KEANE ACQUISITION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	FOR THE THREE MONTHS ENDED MARCH 31,
	2024	2023
Cash flows from operating activities:
Net income	$489,829	$611,725
Adjustments to reconcile net income to net cash used in operating activities:
Interest income on investments held in trust account	(758,258)	(759,647)
Change in operating assets and liabilities:
Prepaid expenses	(35,610)	(36,821)
Accrued expenses	112,349	15,944
Net cash used in operating activities	(191,690)	(168,799)

Cash flows from investing activities:
Cash withdrawn from trust account	24,938,789	—
Cash deposited into trust account	(200,000)
Net cash provided by investing activities	24,738,789	—

Cash flows from financing activities:
Payments made in relation to redemptions of ordinary shares	(24,938,789)	—
Proceeds from Sponsor Note	200,000	—
Advance from related party	192,274	—
Net cash used in financing activities	(24,546,515)	—

Net change in cash	584	(168,799)
Cash at beginning of period	32,746	289,175
Cash at end of period	$33,330	$120,376

Supplemental disclosure of non-cash financing activities:
Remeasurement of ordinary shares subject to possible redemption	$958,258	$759,647

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

As of March 31, 2024, the Company had not commenced any operations. All activity for the period from March 1, 2021 (inception) through March 31, 2024 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion an initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Proposed Public Offering. The Company has selected December 31 as its fiscal year end.

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

The Company will have until 12 months (or 19 months if the Company extends the period) to consummate a Business Combination (the “Combination Period”). However, if the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining Public Shareholders and its Board of Directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. The Company convened an extraordinary general meeting of shareholders on January 17, 2024, regarding the extension amendment. The Company’s shareholders approved the Extension Amendment Proposal on January 17, 2024 and an aggregate of 2,287,923 ordinary shares were validly tendered for redemption, leaving an aggregate of 6,653,077 ordinary shares outstanding. The Company’s board of directors has elected to effect the first extension period, extending the Company’s liquidation date to April 18, 2024. Accordingly, the Sponsor or its designee must deposit $200,000 into the Trust Account for the first extension period. On April 26, 2024, Citius Pharma deposited $66,667 into the trust account of the Company to extend the timeline to complete a business combination for an additional one month period from April 18, 2024 to May 18, 2024. On May 17, 2024, Citius Pharma deposited $66,667 into the trust account of the Company to extend the timeline to complete a business combination for an additional one (1) month period from May 18, 2024 to June 18, 2024.

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

Going Concern Consideration

The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. In addition, the Company currently has less than 12 months from the date these financial statements were issued to complete a Business Combination transaction. If the Company is unsuccessful in consummating an initial Business Combination by June 18, 2024, per the mandatory liquidation requirement, the Company must cease all operations, redeem the Public Shares and thereafter liquidate and dissolve. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company does not have adequate liquidity to sustain operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. There is no assurance that the Company’s plans to raise capital or to consummate a Business Combination will be successful or successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As of March 31, 2024 and December 31, 2023, the Company had $48,584,863 and $72,565,394 investments held in trust, respectively.

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

We will have until 12 months to consummate an initial business combination (the “Combination Period”). However, if we anticipate that we may not be able to consummate our initial business combination within 12 months, we may extend the Combination Period up to seven (7) times, each time for an additional month (for a total of up to 19 months to complete a business combination) without submitting such proposed extensions to our shareholders for approval or offering our public shareholders redemption rights in connection therewith. Pursuant to the terms of our third amended and restated memorandum and articles of association and the trust agreement entered into between us and American Stock Transfer & Trust Company on October 13, 2022, in order to extend the time available for us to consummate our initial business combination, our Sponsor or its affiliates or designees, upon two days advance notice prior to the applicable deadline, must deposit into the trust account the lesser of $66,667 or $0.03 per public share that is not redeemed on or prior to the date of the applicable deadline, for each one month extension. Any such payments would be made in the form of a loan. Any such loans will be non-interest bearing and payable upon the consummation of our initial business combination. If we complete our initial business combination, we would repay such loaned amounts out of the proceeds of the trust account released to us. If we do not complete a business combination, we will not repay such loans. Furthermore, the letter agreement with our initial shareholders contains a provision pursuant to which our Sponsor has agreed to waive its right to be repaid for such loans out of the funds held in the trust account in the event that we do not complete a business combination. Our Sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. Up to $1,500,000 of the loans made by our Sponsor, our officers and directors, or our or their affiliates to us prior to or in connection with our initial business combination (including loans made to extend our time period for consummating a business combination) may be convertible into Units at a price of $10.00 per Unit at the option of the lender.

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

In the opinion of the Company’s management, the unaudited condensed financial statements as of March 31, 2024 include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the financial position of the Company as of March 31, 2024. This financial information should be read with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on April 16, 2024. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2024 or any future interim period. The December 31, 2023 balance sheet information has been derived from the 2023 audited financial statements.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents at March 31, 2024 and December 31, 2023.

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

As of March 31, 2024 and December 31, 2023, the Company had $48,584,863 and $72,565,394, respectively, in investments held in the Trust Account.

Deferred Offering Costs

Deferred offering costs consist of costs incurred in connection with preparation for the Initial Public Offering. These costs, together with the underwriting discounts and commissions, were charged to additional paid in capital upon completion of the Initial Public Offering. As of March 31, 2024 and December 31, 2023 the Company had no deferred offering costs.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

Ordinary Shares Subject to Possible Redemption

The Company accounts for the ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480, “Distinguishing Liabilities from Equity.” Shares of the common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable shares of the common stock (including shares of the common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the issuer’s control) are classified as temporary equity. At all other times, shares of the common stock are classified as shareholders’ equity. The ordinary features certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2024 and December 31, 2023, the ordinary shares subject to possible redemption in the amount of $48,316,218 and $72,565,394, respectively, are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.

As of March 31, 2024 and December 31, 2023, ordinary shares subject to possible redemption reflected on the balance sheet is reconciled on the following table:

Ordinary shares subject to possible redemption – December 31, 2023	$72,565,394
Redemption of ordinary shares	(24,938,789)
Remeasurement of ordinary shares subject to redemption	958,258
Due to shareholder	(268,645)
Ordinary shares subject to possible redemption – March 31, 2024	48,316,218

Net income per share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income per share of ordinary shares is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class method in calculating income per ordinary share.

The calculation of diluted income per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the Private Placement since the exercise of the warrants is contingent upon the occurrence of future events. As of March 31, 2024 and 2023, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the period presented.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2024	2023
Ordinary shares subject to redemption
Numerator: Allocation of net income	$327,878	447,783
Denominator: Basic and diluted weighted average shares outstanding	4,739,491	6,600,000
Basic and diluted net income per share	$0.07	$0.07

Ordinary shares not subject to redemption
Numerator: Allocation of net income	$161,951	$163,942
Denominator: Basic and diluted weighted average shares outstanding	2,341,000	2,416,000
Basic and diluted net income per share	$0.07	$0.07

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

Promissory Note — Related Party

On March 17, 2021, the Sponsor issued an unsecured promissory note (the “Pre-IPO Note”) to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) September 30, 2022 or (ii) the consummation of the Proposed Public Offering. After expiration of the Promissory Note, the Sponsor issued a new unsecured promissory note to the Company (the “Post-IPO Promissory Note”) on April 14, 2023. The Post-IPO Promissory Note is non-interest bearing and payable on the earlier of (i) October 14, 2024 or (ii) the date of consummation of the Company’s initial business combination or liquidation (such earlier date, the “Maturity Date”). As of March 31, 2024 and December 31, 2023, there were no amounts outstanding under the Promissory Note.

Advances from Related Party

The Sponsor paid certain formation and operating costs on behalf of the Company. These advances are due on demand and non-interest bearing. As of March 31, 2024 and December 31, 2023, there were $537,149 and $344,875 due to the sponsor, respectively.

Administrative Services Agreement

Commencing on the date the Units are first listed on the Nasdaq, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company has incurred expense of $30,000 for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024 and December 31, 2023 there was $90,000 and $60,000 payable amounts accrued, respectively.

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

The Company’s shareholders approved the Extension Amendment Proposal on January 17, 2024. On January 18, 2024 the Sponsor deposited $200,000 in association with the Extension Amendment Proposal.

As of March 31, 2024 and December 31, 2023, there was $1,520,000 and $1,320,000 outstanding under the Working Capital Loans, respectively.

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

Equity Payment Letter

On February 23, 2024, The Crone Law Group, P.C. entered into an Equity Payment Letter Agreement with the Sponsor in connection with the payment of its legal fees. As such, The Crone Law Group has a present expectation of receipt of 21,428 shares of TenX Ordinary Shares and a potential future expectation of the Sponsor transferring additional equity interests in TenX, if certain fee caps are exceeded, and such equity interests may exceed $50,000.

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

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preferred Shares — The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2024 and December 31, 2023, there were no shares of preferred shares issued or outstanding.

Ordinary Shares — The Company is authorized to issue 150,000,000 ordinary shares with a par value of $0.0001 per share. Holders of ordinary shares are entitled to one vote for each share.

As of March 31, 2024 and December 31, 2023, there were 2,341,000 ordinary shares issued and outstanding, respectively, of which an aggregate of up to 225,000 ordinary shares are subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part so that the number of Founder Shares will equal 19% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering (excluding private placement shares) or approximately 23.0% (including private placement shares). The underwriter partially exercised the over-allotment and as such 150,000 ordinary shares are not subject to forfeiture as of October 18, 2022. The underwriters are also entitled to 270,000 ordinary shares (310,500 if the over-allotment option is exercised in full) as part of its underwriting fee. The underwriters received non-cash underwriting fees of $2,922,480 represented by the fair value of 297,000 shares issued to the underwriter due to the partial exercise, granted at October 18, 2022. Simultaneously with the consummation of the IPO and the sale of the Units, we consummated the Private Placement of 394,000 Placement Units to the Sponsor at a price of $10.00 per Placement Unit, generating total proceeds of $3,940,000.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value at December 31, 2023 and 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2024	December 31, 2023
Assets:
Marketable securities held in the Trust Account	1	$48,584,863	$72,565,394

NOTE 9 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review the Company did not identify any subsequent events, other than those disclosed below, that would have required adjustment or disclosure in the financial statements.

On April 26, 2024, Citius Pharma deposited $66,667 into the trust account of the Company (the “Contribution”) to extend the timeline to complete a business combination for an additional one (1) month period from April 18, 2024 to May 18, 2024 (the “Extension”). Such deposit of the Contribution is evidenced by an unsecured promissory note (the “Note”) issued by the Company in the principal amount of $66,667 to Citius Pharma. The Note bears no interest and is repayable in full per the terms of the Merger Agreement.

On May 17, 2024, Citius Pharma deposited $66,667 into the trust account of the Company (the “Contribution”) to extend the timeline to complete a business combination for an additional one (1) month period from May 18, 2024 to June 18, 2024 (the “Extension”). Such deposit of the Contribution is evidenced by an unsecured promissory note (the “Note”) issued by the Company in the principal amount of $66,667 to Citius Pharma. The Note bears no interest and is repayable in full per the terms of the Merger Agreement.

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

Results of Operations and Known Trends or Future Events

We have not generated any revenues to date, and we will not be generating any operating revenues until the closing and completion of our initial business combination. Our entire activity up to March 31, 2024 has been related to our formation, the Initial Public Offering and, since the closing of the Initial Public Offering, and a search for a business combination target. We have, and expect to continue to generate, non-operating income in the form of interest income and unrealized gains on investments held in the trust account. We expect to continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with the search for a business combination target.

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

For the three months ended March 31, 2024, we had net income of $489,829, which primarily consisted of investment income on the trust assets of $758,258, partially offset by operating expenses of $268,429.

For the three months ended March 31, 2023, we had net income of $611,725, which primarily consisted of investment income on the trust assets of $759,647, partially offset by operating expenses of $147,922.

Liquidity, Capital Resources Going Concern

As of March 31, 2024 our cash was $33,330.

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

As of March 31, 2024, we had available to us approximately $33,330 of proceeds held outside the trust account. We will use these funds to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial business combination.

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

We expect our primary liquidity requirements from March 31, 2024 through the consummation of the business combination include $300,000 for legal, accounting, due diligence, travel and other expenses associated with structuring, negotiating and documenting successful business combinations as well as legal and accounting fees related to regulatory reporting requirements, and $216,800 for working capital that will be used for miscellaneous expenses and reserves. In addition, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000 if we need additional capital.

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

The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. In addition, the Company currently has less than 12 months from the date these financial statements were issued to complete a business combination transaction. If the Company is unsuccessful in consummating an initial business combination by June 18, 2024, per the mandatory liquidation requirement, the Company must cease all operations, redeem the Public Shares and thereafter liquidate and dissolve. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company does not have adequate liquidity to sustain operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. There is no assurance that the Company’s plans to raise capital or to consummate a business combination will be successful or successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.

The change in cash for the period ended March 31, 2024 was an increase of $584 and was comprised of cash used in operating activities of $191,690, cash provided by investing activities of $24,738,789 and cash used in financing activities of $24,546,515.

The change in cash for the period ended March 31, 2023 was a decrease of $168,799 and was comprised of cash used in operating activities of $168,799.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of March 31, 2024, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts in the trust account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of the end of period covered by this Report, due to material weaknesses in internal control over financial reporting that existed relating to accounting for accruals and advances from related parties and accounting for complex financial instruments. Specifically, the accounting of complex financial instruments was related to the lack of adequate internal control over the calculation of the redemption price for shareholder redemptions, regarding the Extraordinary General Meeting held on January 17, 2024. And adjustment will need to be made to pay out the difference to the investors who chose to redeem their shares in the Extraordinary General Meeting.

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

Item 6. Exhibits

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

Date: May 20, 2024

TenX Keane Acquisition

By:	/s/ Xiaofeng Yuan
Xiaofeng Yuan
Chief Executive Officer and Chairman
(Principal Executive Officer)

By:	/s/ Taylor Zhang
Taylor Zhang
Chief Financial Officer and Director
(Principal Financial Officer and Accounting Officer)

