Form 10-Q
period 2024-06-30
CITIUS ONCOLOGY, INC.
filed 2024-08-09
CIK 1851484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-41534

CITIUS ONCOLOGY, INC.
(formerly known as TenX Keane Acquisition)

(Exact Name of Registrant as Specified in Its Charter)

Delaware	99-4362660
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of August 9, 2024, 2,355,249 ordinary shares, par value $0.0001 per share, were issued and outstanding.

Citius Oncology, Inc.

(formerly known as TenX Keane Acquisition)

FORM 10-Q FOR QUARTER ENDED JUNE 30, 2024

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CITIUS ONCOLOGY, INC.

(formerly known as TenX Keane Acquisition)

CONSOLIDATED BALANCE SHEETS

	June 30, 2024 (unaudited)	December 31, 2023

ASSETS
Current Assets:
Cash	$261	$32,746
Prepaid expenses	40,727	25,454
Total Current Assets	40,988	58,200
Investments held in trust account	49,152,639	72,565,394
Total Assets	$49,193,627	$72,623,594

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accrued offering costs	$5,001	$5,001
Accrued expenses	485,750	375,886
Notes payable	1,720,001	1,320,000
Due to related party	870,186	344,875

Total Current Liabilities	3,080,938	2,045,762

Commitments and contingencies

Ordinary shares subject to possible redemption (4,312,077 and 6,600,000 shares at $11.35 and $10.99 per share as of June 30, 2024, and December 31, 2023, respectively)	49,152,639	72,565,394

Shareholders’ Deficit:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Ordinary shares, $0.0001 par value; 150,000,000 shares authorized; 2,341,000 shares issued and outstanding (excluding 4,312,077 shares and 6,600,000 shares subject to possible redemption) as of June 30, 2024 and December 31, 2023, respectively	167	167

Additional paid-in capital	—	—
Accumulated deficit	(3,040,117)	(1,987,729)
Total Shareholders’ Deficit	(3,039,950)	(1,987,562)
Total Liabilities and Shareholders’ Deficit	$49,193,627	$72,623,594

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIUS ONCOLOGY, INC.

(formerly known as TenX Keane Acquisition)

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
General and administrative costs	$383,957	$199,554	$652,386	$347,476
Operating loss	(383,957)	(199,554)	(652,386)	(347,476)

Other Income:
Interest earned on investments held in trust account	636,419	815,850	1,394,677	1,575,497
Total other income	636,419	815,850	1,394,677	1,575,497

Net income	$252,462	$616,296	$742,291	$1,228,021

Weighted average ordinary shares outstanding, basic and diluted for ordinary shares subject to redemption	4,312,077	6,600,000	4,525,784	6,600,000
Basic and diluted net income per ordinary share for ordinary shares subject to redemption	$0.04	$0.07	$0.11	$0.14
Weighted average ordinary shares outstanding, basic and diluted for ordinary shares not subject to redemption	2,341,000	2,416,000	2,341,000	2,416,000
Basic and diluted net income per ordinary share for ordinary shares not subject to redemption	$0.04	$0.07	$0.11	$0.14

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIUS ONCOLOGY, INC.

(formerly known as TenX Keane Acquisition)

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

For the THREE AND SIX MONTHS ended JUNE 30, 2024 and 2023

(UNAUDITED)

	Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2024	2,341,000	$167	$-	$(1,987,729)	$(1,987,562)
Remeasurement of ordinary shares subject to redemption	-	-	-	(958,258)	(958,258)
Net income	-	-	-	489,829	489,829
Balance, March 31, 2024	2,341,000	$167	$-	$(2,456,158)	$(2,455,991)
Remeasurement of ordinary shares subject to redemption	-	-	-	(836,421)	(836,421)
Net income	-	-	-	252,462	252,462
Balance, June 30, 2024	-	$167	$-	$(3,040,117)	$(3,039,950)

	Ordinary Shares		Additional Paid-in	(Accumulated Deficit) Retained	Total Shareholders’ Equity
	Shares	Amount	Capital	Earnings	(Deficit)
Balance, January 1, 2023	2,416,000	$242	$—	$345,266	$345,508
Remeasurement of ordinary shares subject to redemption	—	—	—	(759,647)	(759,647
Net income	—	—	—	611,725	611,725
Balance, March 31, 2023	2,416,000	$242	$—	$197,344	$197,586
Remeasurement of ordinary shares subject to redemption	-	-	-	(815,850)	(818,850)
Net income	-	-	-	616,296	616,296
Balance, June 30, 2023	-	$242	$-	$(2,210)	$(1,968)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIUS ONCOLOGY, INC.

(formerly known as TenX Keane Acquisition)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	FOR THE SIX MONTHS ENDED JUNE 30,
	2024	2023
Cash flows from operating activities:
Net income	$742,291	$1,228,021
Adjustments to reconcile net income to net cash used in operating activities:
Interest income on investments held in trust account	(1,394,677)	(1,575,497)
Change in operating assets and liabilities:
Prepaid expenses	(15,272)	(3,643)
Accrued expenses	109,862	82,064
Net cash used in operating activities	(557,796)	(269,055)

Cash flows from investing activities:
Cash withdrawn from trust account	25,207,434	—
Cash deposited into trust account	(400,001)
Net cash provided by investing activities	24,807,433	—

Cash flows from financing activities:
Payments made in relation to redemptions of ordinary shares	(25,207,434)	—
Proceeds from Sponsor Note	400,001	—
Advance from related party	525,311	349,975
Net cash provided by (used in) financing activities	(24,282,122)	349,975

Net change in cash	(32,485)	80,920
Cash at beginning of period	32,746	289,175
Cash at end of period	$261	$370,095

Supplemental disclosure of non-cash financing activities:
Remeasurement of ordinary shares subject to possible redemption	$1,794,679	$1,575,497

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIUS ONCOLOGY, INC.

(formerly known as TenX Keane Acquisition)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS AND GOING CONCERN

Citius Oncology, Inc. (formerly known as TenX Keane Acquisition, the “Company”) was incorporated in the Cayman Islands on March 1, 2021, and migrated to and domesticated as a Delaware corporation on August 5, 2024. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

The Company is not limited to a particular industry or sector for purposes of consummating an Initial Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of June 30, 2024, the Company had not commenced any operations. All activity for the period from March 1, 2021 (inception) through June 30, 2024 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion an initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Proposed Public Offering. The Company has selected December 31 as its fiscal year end.

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

The Company will have until 12 months (or 19 months if the Company extends the period) to consummate a Business Combination (the “Combination Period”). However, if the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining Public Shareholders and its Board of Directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. The Company convened an extraordinary general meeting of shareholders on January 17, 2024, regarding the extension amendment. The Company’s shareholders approved the Extension Amendment Proposal on January 17, 2024 and an aggregate of 2,287,923 ordinary shares were validly tendered for redemption, leaving an aggregate of 6,653,077 ordinary shares outstanding. The Company’s board of directors has elected to effect the first extension period, extending the Company’s liquidation date to April 18, 2024. Accordingly, the Sponsor or its designee must deposit $200,000 into the Trust Account for the first extension period. On April 26, 2024, Citius Pharma deposited $66,667 into the trust account of the Company to extend the timeline to complete a business combination for an additional one month period from April 18, 2024 to May 18, 2024. On May 17, 2024, Citius Pharma deposited $66,667 into the trust account of the Company to extend the timeline to complete a business combination for an additional one (1) month period from May 18, 2024 to June 18, 2024. On June 17, 2024, Citius Pharma deposited $66,667 into the trust account of the Company to extend the timeline to complete a business combination for an additional one month period from June 18, 2024 to July 18, 2024. On July 17, 2024, Citius Pharma deposited $66,667 into the trust account of the Company to extend the timeline to complete a business combination for an additional one month period from July 18, 2024 to August 18, 2024.

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

In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (1) $10.00 per Public Share and (2) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share, due to reductions in the value of trust assets, in each case net of the interest that may be withdrawn to pay taxes. This liability will not apply to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and as to any claims under the Company’s indemnity of the underwriters of the Proposed Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavouring to have all vendors, service providers (other than the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Going Concern Consideration

The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. In addition, the Company currently has less than 12 months from the date these financial statements were issued to complete a Business Combination transaction. If the Company is unsuccessful in consummating an initial Business Combination by August 18, 2024, per the mandatory liquidation requirement, the Company must cease all operations, redeem the Public Shares and thereafter liquidate and dissolve. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company does not have adequate liquidity to sustain operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. There is no assurance that the Company’s plans to raise capital or to consummate a Business Combination will be successful or successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As of June 30, 2024 and December 31, 2023, the Company had $49,152,639 and $72,565,394 investments held in trust, respectively.

Initial Business Combination

On October 24, 2023, the Company announced that it had entered into an agreement and plan of merger and reorganization (the “Merger Agreement”), dated October 23, 2023, by and among TenX Merger Sub, Inc., a Delaware corporation and the Company’s wholly owned subsidiary (“Merger Sub”), Citius Pharmaceuticals, Inc., a Nevada corporation (“Citius Pharma”), and Citius Oncology, Inc., a Delaware corporation and wholly owned subsidiary of Citius Pharma (“Citius Oncology”), to acquire Citius Oncology. The Merger Agreement provides, among other things, on the terms and subject to the conditions set forth therein, (i) that Merger Sub will merge with and into Citius Oncology, with Citius Oncology to be renamed and to survive as a wholly owned subsidiary of TenX Keane Acquisition (“TenX”) (the “Merger”), and (ii) that prior to the effective time of the Merger (the “Effective Time”), TenX will migrate to and domesticate as a Delaware corporation in accordance with Section 388 of the General Corporation Law of the State of Delaware and the Cayman Islands Companies Act (As Revised) (the “Domestication”). The newly combined publicly traded company is to be named “Citius Oncology, Inc.” (the “Combined Company”). The Domestication, Merger and the other transactions contemplated by the Merger Agreement are referred to in this section as the “Business Combination”.

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

If we are unable to consummate an initial business combination within such time period, we will, as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any interest earned on the funds held in the trust account (net of interest that may be used by us to pay our taxes payable and for dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law and as further described herein, and then seek to dissolve and liquidate. We expect the pro rata redemption price to be approximately $11.35 per public share (subject to increase of up to an additional approximately $0.03 per share for each month in the event that our Sponsor elects to extend the period of time to consummate a business combination by the full seven months), without taking into account any interest earned on such funds. However, we cannot assure you that we will in fact be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public shareholders.

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

In the opinion of the Company’s management, the unaudited condensed financial statements as of June 30, 2024 include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the financial position of the Company as of June 30, 2024. This financial information should be read with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on April 16, 2024. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2024 or any future interim period. The December 31, 2023 balance sheet information has been derived from the 2023 audited financial statements.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents at June 30, 2024 and December 31, 2023.

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

As of June 30, 2024 and December 31, 2023, the Company had $49,152,639 and $72,565,394, respectively, in investments held in the Trust Account.

Deferred Offering Costs

Deferred offering costs consist of costs incurred in connection with preparation for the Initial Public Offering. These costs, together with the underwriting discounts and commissions, were charged to additional paid in capital upon completion of the Initial Public Offering. As of June 30, 2024 and December 31, 2023 the Company had no deferred offering costs.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

Ordinary Shares Subject to Possible Redemption

The Company accounts for the ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480, “Distinguishing Liabilities from Equity.” Shares of the common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable shares of the common stock (including shares of the common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the issuer’s control) are classified as temporary equity. At all other times, shares of the common stock are classified as shareholders’ equity. The ordinary features certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2024 and December 31, 2023, the ordinary shares subject to possible redemption in the amount of $49,152,639 and $72,565,394, respectively, are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.

As of June 30, 2024 and December 31, 2023, ordinary shares subject to possible redemption reflected on the balance sheet is reconciled on the following table:

Ordinary shares subject to possible redemption – December 31, 2023	$72,565,394
Redemption of ordinary shares	(25,207,434)
Remeasurement of ordinary shares subject to redemption	1,794,679
Ordinary shares subject to possible redemption – June 30, 2024	$49,152,639

Net income per share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income per share of ordinary shares is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class method in calculating income per ordinary share.

The calculation of diluted income per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the Private Placement since the exercise of the warrants is contingent upon the occurrence of future events. As of June 30, 2024 and 2023, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the period presented.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	Three Months Ended	Three Months Ended
	June 30, 2024	June 30, 2023
Ordinary shares subject to redemption
Numerator: Allocation of net income	$163,629	451,129
Denominator: Basic and diluted weighted average shares outstanding	4,312,077	6,600,000
Basic and diluted net income per share	$0.04	$0.07

Ordinary shares not subject to redemption
Numerator: Allocation of net income	$88,833	$165,167
Denominator: Basic and diluted weighted average shares outstanding	2,341,000	2,416,000
Basic and diluted net income per share	$0.04	$0.07

	Six Months Ended	Six Months Ended
	June 30, 2024	June 30, 2023
Ordinary shares subject to redemption
Numerator: Allocation of net income	$489,232	898,911
Denominator: Basic and diluted weighted average shares outstanding	4,525,784	6,600,000
Basic and diluted net income per share	$0.11	$0.14

Ordinary shares not subject to redemption
Numerator: Allocation of net income	$253,059	$329,110
Denominator: Basic and diluted weighted average shares outstanding	2,341,000	2,416,000
Basic and diluted net income per share	$0.11	$0.14

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company’s management does not believe the adoption of ASU 2023-09 will have a material impact on its condensed consolidated financial statements and disclosures.

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

After expiration of the Promissory Note, the Sponsor issued a new unsecured promissory note to the Company (the “Post-IPO Promissory Note”) on April 14, 2023. The Post-IPO Promissory Note is non-interest bearing and payable on the earlier of (i) October 14, 2024 or (ii) the date of consummation of the Company’s initial business combination or liquidation (such earlier date, the “Maturity Date”). As of June 30, 2024 and December 31, 2023, there were $0 outstanding under the Post-IPO Promissory Note.

Advances from Related Party

The Sponsor paid certain formation and operating costs on behalf of the Company. These advances are due on demand and non-interest bearing. As of June 30, 2024 and December 31, 2023, there were $870,186 and $344,875 due to related party, respectively.

Administrative Services Agreement

Commencing on the date the Units are first listed on the Nasdaq, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company has incurred expense of $30,000 for the three months ended June 30, 2024 and 2023, respectively. As of June 30, 2024 and December 31, 2023 there was $120,000 and $60,000 payable amounts accrued, respectively.

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

The Company’s shareholders approved the Extension Amendment Proposal on January 17, 2024. On January 18, 2024 the Sponsor deposited $200,000 in association with the Extension Amendment Proposal. On January 31, 2024, the Company amended and restated the October 18, 2023 promissory note to reduce the original principal amount of $660,000 by $125,000 to reflect the extension fee paid by Citius Pharma. On January 31, 2024, the Company issued a promissory note in the principal amount of $125,000 to Citius Pharma. On April 26, 2024, May 17, 2024 and June 17, 2024, Citius Pharma deposited a total of $200,001 into the trust account of the Company in association with the Extension Amendment Proposal

As of June 30, 2024 and December 31, 2023, there was $1,720,001 and $1,320,000 outstanding under the Working Capital Loans, respectively.

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

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preferred Shares — The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2024 and December 31, 2023, there were no shares of preferred shares issued or outstanding.

Ordinary Shares — The Company is authorized to issue 150,000,000 ordinary shares with a par value of $0.0001 per share. Holders of ordinary shares are entitled to one vote for each share.

As of June 30, 2024 and December 31, 2023, there were 2,341,000 ordinary shares issued and outstanding, respectively, of which an aggregate of up to 225,000 ordinary shares are subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part so that the number of Founder Shares will equal 19% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering (excluding private placement shares) or approximately 23.0% (including private placement shares). The underwriter partially exercised the over-allotment and as such 150,000 ordinary shares are not subject to forfeiture as of October 18, 2022. The underwriters are also entitled to 270,000 ordinary shares (310,500 if the over-allotment option is exercised in full) as part of its underwriting fee. The underwriters received non-cash underwriting fees of $2,922,480 represented by the fair value of 297,000 shares issued to the underwriter due to the partial exercise, granted at October 18, 2022. Simultaneously with the consummation of the IPO and the sale of the Units, we consummated the Private Placement of 394,000 Placement Units to the Sponsor at a price of $10.00 per Placement Unit, generating total proceeds of $3,940,000.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value at June 30, 2024 and December 31, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2024	December 31, 2023
Assets:
Marketable securities held in the Trust Account	1	$49,152,639	$72,565,394

NOTE 9 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review the Company did not identify any subsequent events, other than below, that would have required adjustment or disclosure in the financial statements.

(1)	On July 17, 2024, Citius Pharma deposited $66,667 into the trust account of the Company (the “Contribution”) to extend the timeline to complete a business combination for an additional one (1) month period from July 18, 2024 to August 18, 2024 (the “Extension”). Such deposit of the Contribution is evidenced by an unsecured promissory note (the “Note”) issued by the Company in the principal amount of $66,667 to Citius Pharma. The Note bears no interest and is repayable in full per the terms of the Merger Agreement.

(2)	On August 2, 2024, the Company held an extraordinary general meeting of shareholders (the “EGM”), at which the Company’s shareholders approved, among all proposals, in connection with its previously announced business combination (the “Business Combination”) with Citius Pharma. Holders of 4,297,828 public redeemable shares exercised their redemption rights for a pro rata portion of the trust amount. The estimated redemption price is approximately $11.47 per share, which is calculated based on the trust balance as of August 8, 2024. The Company will distribute a total of approximately $49,315,047 redemption payout to the redeeming shareholders.

(3)	On August 5, 2024, the Company de-registered in Cayman Islands and migrated to and domesticated as a Delaware corporation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to the “Company,” “us,” “our” or “we” refer to Citius Oncology, Inc. (formerly known as TenX Keane Acquisition). The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included herein.

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

Overview

We were incorporated in the Cayman Islands on March 1, 2021, for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

Results of Operations and Known Trends or Future Events

We have not generated any revenues to date, and we will not be generating any operating revenues until the closing and completion of our initial business combination. Our entire activity up to June 30, 2024 has been related to our formation, the Initial Public Offering and, since the closing of the Initial Public Offering, and a search for a business combination target. We have, and expect to continue to generate, non-operating income in the form of interest income and unrealized gains on investments held in the trust account. We expect to continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for the expenses in connection with the business combination.

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary to prepare for the IPO. Following the IPO, we will not generate any operating revenues until after completion of our initial business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents after the IPO. After the IPO, we expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for the expenses in connection with the business combination.

For the three months ended June 30, 2024, we had net income of $252,462, which primarily consisted of investment income on the trust assets of $636,419, partially offset by operating expenses of $383,957.

For the six months ended June 30, 2024, we had net income of $742,291, which primarily consisted of investment income on the trust assets of $1,394,677, partially offset by operating expenses of $652,386.

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

As of June 30, 2024 our cash was $261.

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

3

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

As of June 30, 2024, we had available to us approximately $261 of proceeds held outside the trust account. We will use these funds to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial business combination.

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

We expect our primary liquidity requirements from June 30, 2024 through the consummation of the business combination include $300,000 for legal, accounting, due diligence, travel and other expenses associated with structuring, negotiating and documenting successful business combinations as well as legal and accounting fees related to regulatory reporting requirements, and $216,800 for working capital that will be used for miscellaneous expenses and reserves. In addition, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000 if we need additional capital.

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

4

There is no assurance that our plans to consummate a business combination will be successful within the combination period. As a result, there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued or are available to be issued.

The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. In addition, the Company currently has less than 12 months from the date these financial statements were issued to complete a business combination transaction. If the Company is unsuccessful in consummating an initial business combination by August 18, 2024, per the mandatory liquidation requirement, the Company must cease all operations, redeem the Public Shares and thereafter liquidate and dissolve. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company does not have adequate liquidity to sustain operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. There is no assurance that the Company’s plans to raise capital or to consummate a business combination will be successful or successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.

The change in cash for six months ended June 30, 2024 was an decrease of $32,485 and was comprised of cash used in operating activities of $557,796, cash provided by investing activities of $24,807,433 and cash used in financing activities of $24,282,122.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of June 30, 2024, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts in the trust account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of the end of period covered by this Report, due to material weaknesses in internal control over financial reporting that existed relating to accounting for accruals and advances from related parties and accounting for complex financial instruments.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

5

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

On August 5, 2024, as contemplated by the Merger Agreement and described in the section titled “The Domestication Proposal” beginning on page 154 of the Proxy Statement, the Company filed a notice of deregistration with the Cayman Islands Registrar of Companies, together with the necessary accompanying documents, and filed a certificate of incorporation and a certificate of corporate domestication with the Secretary of State of the State of Delaware, under which the Company was domesticated and continues as a Delaware corporation, under the name Citius Oncology, Inc.

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder (as defined in the section of the Registration Statement captioned “Taxation—United States Federal Income Tax Considerations—General”) of our securities, the U.S. Holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our current and subsequent taxable years may depend on whether we qualify for the PFIC start-up exception (see the section of the Registration Statement captioned “Taxation—United States Federal Income Tax Considerations—U.S. Holders—Passive Foreign Investment Company Rules”). Depending on the particular circumstances, the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception. Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year (and if the start-up exception may be applicable, potentially not until after the two taxable years following). Our actual PFIC status for any taxable year, however, will not be determinable until after the end of such taxable year. Moreover, if we determine we are a PFIC for any taxable year, upon written request, we will endeavor to provide to a U.S. Holder such information as the Internal Revenue Service (“IRS”) may require, including a PFIC annual information statement, to enable the U.S. Holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information. We urge U.S. investors to consult their tax advisors regarding the possible application of the PFIC rules. For a more detailed discussion of the tax consequences of PFIC classification to U.S. Holders, see the section of the Registration Statement captioned “Taxation—United States Federal Income Tax Considerations—U.S. Holders—Passive Foreign Investment Company Rules.”

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

6

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 9, 2024

Citius Oncology, Inc.

By:	/s/ Xiaofeng Yuan
Xiaofeng Yuan
Chief Executive Officer and Chairman
(Principal Executive Officer)

By:	/s/ Taylor Zhang
Taylor Zhang
Chief Financial Officer and Director
(Principal Financial Officer and Accounting Officer)

7