Form 10-K/A
period 2024-09-30
CITIUS ONCOLOGY, INC.
filed 2025-01-27
CIK 1851484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

`

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

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Form 10-K/A”) amends the Annual Report on Form 10-K of Citius Oncology, Inc., a Delaware corporation (the “Company,” “we,” “us,” and “our,” as applicable), for the year ended September 30, 2024, that we originally filed with the Securities and Exchange Commission (the “SEC”) on December 27, 2024 (the “Original Filing”). We are filing this Form 10-K/A to provide the information required by Items 10, 11, 12, 13, and 14 of Part III of Form 10-K. We previously omitted this information from the Original Filing in reliance on General Instruction G(3) to Form 10-K. We hereby amend and restate in its entirety Part III of the Original Filing. Capitalized terms not otherwise defined in Part III of this Form 10-K/A shall have the same meanings assigned to those terms in Parts I and II of the Original Filing.

Pursuant to the rules of the SEC, Part IV, Item 15 (Exhibit Index) has also been amended to contain the currently dated certifications from our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The certifications of our principal executive officer and principal financial officer are attached to this Form 10-K/A as Exhibits 31.3 and 31.4, respectively. Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, we have omitted paragraphs 3, 4 and 5 of the certifications filed with this Form 10-K/A. Additionally, we are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002, because we are not filing any financial statements with this Form 10-K/A.

Except as set forth in this Form 10-K/A, this Form 10-K/A does not amend or otherwise update any other information in the Original Filing. Other than the information specifically amended and restated herein, this Form 10-K/A does not reflect events occurring after December 27, 2024, the date of the Original Filing, or modify or update those disclosures that may have been affected by subsequent events. Accordingly, this Form 10-K/A should be read in conjunction with the Original Filing and with our filings with the SEC after the Original Filing.

Citius Oncology, Inc.

FORM 10-K/A

September 30, 2024

i

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Company was originally formed as “TenX Keane Acquisition Corp.” on March 21, 2021, as a Cayman Islands exempted company for the purpose of entering into a business combination with one or more businesses or entities. Effective August 5, 2024, the Company reincorporated as a Delaware corporation and changed its name to “Citius Oncology, Inc.” On August 12, 2024, the Company completed the acquisition of its subsidiary, Citius Oncology Sub, Inc. Prior thereto, Citius Oncology Sub, Inc. was a subsidiary of Citius Pharma. Prior to August 12, 2024, the Company conducted no operations. Citius Oncology Sub, Inc. began operations on April 1, 2022.

The following sets forth information concerning our directors and executive officers as of December 31, 2024:

Name	Age	Title
Leonard Mazur	79	Chairman and Chief Executive Officer
Myron Holubiak	77	Secretary and Director
Suren Dutia	82	Director
Dr. Eugene Holuka	65	Director
Dennis M. McGrath	67	Director
Robert Smith	64	Director
Joel Mayersohn	66	Director
Carol Webb	78	Director
Jaime Bartushak	57	Chief Financial Officer and Treasurer
Myron S. Czuczman	65	Chief Medical Officer

Leonard Mazur

Leonard Mazur is the Chairman and Chief Executive Officer of the Company, a position he has held since August 12, 2024. Prior thereto, he served as the Chief Executive Officer of Citius Oncology Sub, Inc., beginning on April 1, 2022. Mr. Mazur also serves as the Executive Chairman and Secretary of Citius Pharmaceuticals, Inc. (“Citius Pharma”) (Nasdaq: CTXR) and has been a member of the board of directors of Citius Pharma since September 2014. In May 2022, Mr. Mazur became the Chief Executive Officer of Citius Pharma. He also serves as the Secretary of Citius Pharma’s majority-owned subsidiary, NoveCite, Inc. (“NoveCite”), and provides other guidance to Citius Pharma and NoveCite. Since August 2021, Mr. Mazur has served on the board of directors of Hillstream BioPharma, Inc. (Nasdaq: HILS), a pre-clinical biotechnology company developing novel therapeutic candidates targeting ferroptosis, an emerging new anti-cancer mechanism resulting in iron mediated cell death for treatment resistant cancers. Mr. Mazur is the co-founder and Vice Chairman of Akrimax Pharmaceuticals, LLC (“Akrimax”), a privately held pharmaceutical company specializing in producing cardiovascular and general pharmaceutical products. Akrimax was founded in September 2008 and has successfully launched prescription drugs while acquiring drugs from major pharmaceutical companies. From January 2005 to May 2012, Mr. Mazur co-founded and served as the Chief Operating Officer of Triax Pharmaceuticals LLC (“Triax”), a specialty pharmaceutical company producing prescription dermatological drugs. Prior to joining Triax, he was the founder and, from 1995 to 2005, Chief Executive Officer of Genesis Pharmaceutical, Inc. (“Genesis”), a dermatological products company that marketed its products through dermatologists’ offices as well as co-promoting products for major pharmaceutical companies. In 2003, Mr. Mazur successfully sold Genesis to Pierre Fabre, a leading pharmaceutical company. Mr. Mazur has extensive sales, marketing and business development experience from his tenures at Medicis Pharmaceutical Corporation as Executive Vice President, ICN Pharmaceuticals, Inc. as Vice President, Sales & Marketing, Knoll Pharma (a division of BASF), and Cooper Laboratories, Inc. Mr. Mazur is a member of the Board of Trustees of Manor College, is a recipient of the Ellis Island Medal of Honor and was previously the Chairman of the board of directors of Leonard-Meron Biosciences, Inc. (“LMB”), the Company’s wholly-owned subsidiary. Mr. Mazur received both his B.A. and M.B.A. from Temple University and has served in the U.S. Marine Corps Reserves.

The Board of Directors believes that Mr. Mazur is qualified to serve as a director because of his entrepreneurial experience and marketing knowledge in the pharmaceutical industry.

Myron Holubiak

Myron Holubiak is the current Secretary of the Company and a member of the Board of Directors, a position he has held since August 12, 2024. Prior thereto, he served as Secretary and a director of Citius Oncology Sub, Inc., beginning on April 1, 2022. Mr. Holubiak is also the Executive Vice Chairman of Citius Pharma, a position he has held since May 2022. He has also served as a member of the board of directors of Citius Pharma since October 2015. From October 2015 through April 2022, Mr. Holubiak served as Citius Pharma’s President and Chief Executive Officer. Mr. Holubiak also serves as the acting Chief Executive Officer of our majority-owned subsidiary, NoveCite. Mr. Holubiak has extensive experience in managing and advising large and emerging pharmaceutical and life sciences companies. Mr. Holubiak was the President of Roche Laboratories, Inc. (“Roche”), a major research-based pharmaceutical company, from December 1998 to August 2001. Prior to that, he held sales and marketing positions at Roche during his 19-year tenure. From September 2002 to July 2016, Mr. Holubiak served on the board of directors and for the last two years was the Chairman of the board of directors of BioScrip, Inc. (“BioScrip”) (Nasdaq: BIOS). BioScrip is a leading national provider of infusion and home care management solutions. Since July 2010, Mr. Holubiak has served as a member of the board of directors of Assembly Biosciences, Inc. (“Assembly”) (Nasdaq: ASMB) and its predecessor Ventrus Biosciences, Inc. Assembly is a biopharmaceutical company developing innovative, small molecule therapeutics for hepatitis B virus (HBV), hepatitis delta virus (HDV) and herpes virus infections. Additionally, Mr. Holubiak serves as a director for bioAffinity Technologies Inc., a privately held company. In March 2013, Mr. Holubiak founded LMB, the Company’s wholly-owned subsidiary, and he served as the Chief Executive Officer and President of LMB until March 2016. In addition, Mr. Holubiak was also a trustee of the Academy of Managed Care Pharmacy Foundation from April 2013 to April 2015. Mr. Holubiak received a B.S. in Molecular Biology and Biophysics from the University of Pittsburgh; he received advanced business training from the Harvard Business School and the University of London; and advanced training in health economics from the University of York’s Centre for Health Economics.

The Board of Directors believes that Mr. Holubiak is qualified to serve as a director because of his industry knowledge and experience managing both large and small pharmaceutical companies.

Suren Dutia

Suren Dutia has been a member of the Board of Directors since August 12, 2024. Mr. Dutia has also been a member of the board of directors of Citius Pharma since October 2015. In addition to his role as an outside independent director of Citius Pharma, Mr. Dutia has been serving as director of Flint Rehab and Vahan Inc, since 2016. Mr. Dutia has been involved in fostering entrepreneurship for more than 20 years and served as Senior Fellow of the Ewing Mario Kauffman Foundation from March 2011 to December 2016 and Senior Fellow of Skandalaris Center for Entrepreneurship and Innovation at Washington University, St. Louis from 2010 to 2013. He has served as a member of the advisory board of Center for Digital Transformation, University of California, Irvine since May 2012. From February 2006 to May 2010, Mr. Dutia served as the Chief Executive Officer of TiE, a non-profit organization involved in fostering entrepreneurship globally. From February 2011 to May 2013, Mr. Dutia served as a director of LifeProof and from July 2000 to December 2011, he served as a director of Anvita Health. From 1989 to 1998, Mr. Dutia served as the Chief Executive Officer and Chairman of the board of directors of Xscribe Corporation. Prior to his positions with Xscribe Corporation, Mr. Dutia held several positions with Dynatech Corporation, and, in addition, he was the President of a medical instruments company. Mr. Dutia received his B.S. and M.S. degrees in chemical engineering and B.A. in political science from Washington University, St. Louis. In addition, he obtained an M.B.A. from the University of Dallas.

The Board of Directors believes that Mr. Dutia is qualified to serve as a director because of his financial management background, his involvement with start-up companies and his management skills.

Dr. Eugene Holuka

Dr. Eugene Holuka has been a member of the Board of Directors since August 12, 2024. Dr. Holuka has also been a member of the board of directors of Citius Pharma since June 2016. Dr. Holuka is an internist and has practiced in internal medicine for almost 35 years. He is presently an attending physician at the Staten Island University Hospital where he has practiced since 1991. Dr. Holuka has also served as an Adjunct Clinical Assistant Professor at the Touro College of Osteopathic Medicine since 2011 and currently serves as an associate professor at the Zucker School of Medicine at Hofstra University. From April 2014 until the acquisition of LMB by the Company in March 2016, he was a member of the LMB Scientific Advisory Board. Dr. Holuka received the Ellis Island Medal of Honor in 2000 and has served on the NECO Committee Board since 2005. He was an Executive Committee Member on the Forum’s Children Foundation from 2000 until 2008.

The Board of Directors believes that Dr. Holuka is qualified to serve as a director because of his extensive experience in the healthcare industry.

Dennis M. McGrath

Dennis M. McGrath has been a member of the Board of Directors since August 12, 2024. Mr. McGrath has also been a member of the board of directors of Citius Pharma since February 2023. He has served as the President of PAVmed, Inc. (Nasdaq: PAVM), a diversified commercial-stage medical technology company since March 2019 (having served as Executive Vice President from March 2017 to March 2019) and as PAVmed’s Chief Financial Officer since March 2017. Mr. McGrath has also served as the Chief Financial Officer of Lucid, PAVmed’s majority owned subsidiary since the consummation of Lucid’s initial public offering. Previously, from 2000 to 2017 Mr. McGrath served in several senior level positions of PhotoMedex, Inc. (formerly, Nasdaq: PHMD), a global manufacturer and distributor of medical device equipment and services, including from 2011 to 2017 as director, President, and Chief Financial Officer. Prior to PhotoMedex’s reverse merger with Radiancy, Inc in December 2011, he also served as a board member and Chief Executive Officer from 2009 to 2011 and served as Vice President of Finance and Chief Financial Officer from 2000 to 2009. He received honors as a P.A.C.T. (Philadelphia Alliance for Capital and Technology) finalist for the 2011 Investment Deal of the Year, award winner for the SmartCEO Magazine 2012 CEO of the Year for Turnaround Company, and finalist for the Ernst & Young 2013 Entrepreneur of the Year. He has extensive experience in mergers and acquisitions, both domestically and internationally, particularly involving public company acquisitions, including Surgical Laser Technologies, Inc, (formerly, Nasdaq: SLTI), ProCyte Corporation (formerly, Nasdaq: PRCY), LCA Vision, Inc. (formerly, Nasdaq: LCAV) and Think New Ideas, Inc. (formerly, Nasdaq: THNK). Prior to PhotoMedex, he served in several senior level positions of AnswerThink Consulting Group, Inc. (then, Nasdaq: ANSR, now, The Hackett Group, Nasdaq: HCKT), a business consulting and technology integration company, including from 1999 to 2000 as Chief Operating Officer of the Internet Practice, the largest division of AnswerThink Consulting Group, Inc., while concurrently during the merger of the companies, serving as the acting Chief Financial Officer of Think New Ideas, Inc. (then, Nasdaq: THNK, now, Nasdaq: HCKT), an interactive marketing services and business solutions company. Mr. McGrath also served from 1996 until 1999 as Chief Financial Officer, Executive Vice President and director of TriSpan, Inc., an internet commerce solutions and technology consulting company, which was acquired by AnswerThink Consulting Group, Inc. in 1999. During his tenure at Arthur Andersen & Co., where he began his career, he became a Certified Public Accountant in 1981 and he holds a B.S., maxima cum laude, in accounting from LaSalle University. In addition, he serves as the audit and compensation committee chair and a director of several medical device companies, including DarioHealth Corp. (Nasdaq: DRIO), and LIV Process, formerly BioVector, Inc. Previously from 2014 to 2024, Mr. McGrath served as a director and audit chair of Cagent Vascular, Inc., and from 2007 to 2009, Mr. McGrath served as a director of Embrella Cardiovascular, Inc. (sold to Edwards Lifesciences Corporation, NYSE: EW). He also serves on the Board of Visitors for Taylor University and on Board of Trustees of Manor College.

The Board of Directors believes that Mr. McGrath is qualified to serve as a director because of his background of his extensive business experience and board service with public companies.

Robert Smith

Robert J. Smith has been a member of the Board of Directors since August 12, 2024. Mr. Smith has also been a member of the board of directors of Citius Pharma since March 2024. Mr. Smith is an accomplished biopharmaceutical executive who has driven commercial, financial, and operational success at leading pharmaceutical companies, including Pfizer Inc. (NYSE: PFE) and Wyeth Pharmaceuticals (formerly NYSE: WYE), for more than 35 years. Mr. Smith’s extensive industry expertise has been honed by decades of executive leadership roles in business development, mergers and acquisitions, corporate and commercial strategy, and research and development. For the past eight years (May 2016 to January 2024), Mr. Smith served as Senior Vice President, Global Gene Therapy Business of Pfizer and was responsible for managing and leading gene therapy and rare disease early commercial development activities in partnership with the rare disease research unit. During his tenure at Pfizer, Mr. Smith also served as Senior Vice President, Business Development and Alliance Management (October 2009 to January 2024) and led its worldwide research and development organization and the business development and strategy teams for Pfizer’s global animal health, Capsugel, a former subsidiary of Pfizer, consumer healthcare and nutrition business units, as well as the alliance management function supporting all of Pfizer’s global biopharmaceutical business units and the worldwide research and development organization. Mr. Smith joined Pfizer from Wyeth Pharmaceuticals in 2009, following Pfizer’s acquisition of Wyeth, where he was Senior Vice President, Mergers and Acquisitions (April 2008 to October 2009) responsible for leading and managing Wyeth’s global mergers and acquisitions group. Prior to that, in his role at Wyeth as Senior Vice President of Global Licensing, he completed a wide variety of transactions in support of Wyeth’s commercial and research and development divisions. Mr. Smith has served as a member of the Board of Directors of private companies AM Pharma B.V. (observer), Bamboo Therapeutics Inc. (January 2016 to August 2016), and Ignite Immunotherapeutics Inc. (December 2016 to October 2019), as well as Iterum Therapeutics Limited (observer) (Nasdaq: ITRM). Mr. Smith also serves or has served as a member of Life Sciences PA – the Pennsylvania Biotechnology Association, Bio NJ – the New Jersey State Biotechnology Association (since 2021), the Duke Margolis Value Based Agreements Advisory Board, the Alliance for Regenerative Medicine (ARM) (since 2018) and the Foundation for Cell and Gene Medicine (FCGM) (since 2019). He is a member of the Executive Committees of the ARM and FCGM Board of Directors and serves as the Chairman of the ARM Board’s Governance and Operations Committee. Mr. Smith is also a member of the Business Advisory Board of Ocugen, Inc., the Investment Advisory Committee for Venture Investors LLC, Madison, Wisconsin, and the Cell and Gene Therapy Scientific Advisory Board of the Focused Ultrasound Foundation based in Charlottesville, Virginia. Mr. Smith obtained a B.S. in Neuroscience from the University of Rochester and an M.B.A. in Finance and Corporate Accounting from the William E. Simon Graduate School of Business Administration at the University of Rochester, Rochester, New York.

The Board of Directors believes that Mr. Smith is qualified to serve as a director because of his extensive background with public companies and his business experience.

Joel Mayersohn

Joel Mayersohn has served as a director of the Company since October 2022. Mr. Mayersohn is a member at Dickinson Wright, where he specializes in corporate, securities and business law. He advises a diversified client base in private placements, public offerings, mergers and acquisitions, financing transactions and general securities law matters. He also has experience in venture capital, bridge loans and pipe financings. He is a member of the Florida and New York Bars and received his J.D. and B.A. from The State University of New York at Buffalo.

The Board of Directors believes that Mr. Mayersohn is qualified to serve as a director because of his legal training and financing experience.

Carol Webb

Carol Webb has been a member of the Board of Directors since August 12, 2024. Ms. Webb served as a director of Leonard-Meron Biosciences, Inc. (“LMB”), a wholly owned subsidiary of Citius Pharma, beginning March 17, 2014 and, upon LMB’s acquisition by the Citius Pharma in March 2016, and has since been a member of the board of directors of Citius Pharma. From 2000 to 2005, she served as Company Group Chairman of Johnson & Johnson. From 1987 to 2000, she served in various capacities at Ortho Biotech, including President, Vice President, Executive Director, Product Management and Senior Product Director. From 1972 to 1983, Ms. Webb worked in various positions at Roche Laboratories, including Sales Representative, Sales Trainer, Product Manager and Manager of Public Policy. Ms. Webb received her B.S. in Biology from Bowling Green State University.

The Board of Directors believes that Ms. Webb is qualified to serve as a director because she brings over 40 years of pharmaceutical sales, marketing and business development experience to our Board.

Jaime Bartushak

Jaime Bartushak has served as the Chief Financial Officer and Treasurer of the Company since August 12, 2024. Prior thereto, he served as Chief Financial Officer and Treasurer of Citius Oncology Sub, Inc., beginning on April 1, 2022. From April 1, 2014 until November 2017, Mr. Bartushak served as Chief Financial Officer of LMB. In November 2017, he became Chief Financial Officer of Citius Pharma upon the acquisition of LMB by Citius Pharma. In November 2022, he was appointed Chief Business Officer of the Citius Pharma. Mr. Bartushak is an experienced finance professional for early-stage pharmaceutical companies, and has over 20 years of corporate finance, business development, restructuring, and strategic planning experience. Mr. Bartushak was one of the founders of LMB in 2014 and was instrumental in its startup as well as in obtaining initial investment capital. In 2014, prior to his work at LMB, Mr. Bartushak helped lead the sale of PreCision Dermatology, Inc. to Valeant Pharmaceuticals International, Inc.

Myron S. Czuczman, M.D.

Dr. Czuczman has served as Chief Medical Officer of the Company since August 12, 2024. Prior thereto, he served as Chief Medical Officer of Citius Oncology Sub, Inc., beginning on April 1, 2022. Dr. Czuczman joined Citius Pharma in July 2020. Prior to his employment with Citius Pharma, Dr. Czuczman was Vice President, Global Clinical Research and Development, Therapeutic Area Head of Lymphoma/CLL at Celgene Corporation, a position he held from June 2015 to January 2020. Prior to working in the pharmaceutical industry, Dr. Czuczman practiced medicine for over two decades at Roswell Park Cancer Institute, an NCI-designated comprehensive cancer center in Buffalo, NY, where he served as chief of the Lymphoma/Myeloma Service and head of the Lymphoma Translational Research Laboratory. In addition to his extensive publications record, membership and leadership roles on national and international research organizations, and consulting and advisory to dozens of pharma companies, Dr. Czuczman also attained the positions of tenured Professor of Medicine at the State University of New York at Buffalo School of Medicine and Biomedical Sciences and Professor of Oncology at Roswell Park Comprehensive Cancer Center. Dr. Czuczman received his medical degree from the Pennsylvania State University College of Medicine after graduating magna cum laude in Biochemistry from the University of Pittsburgh. He completed his Internal Medicine residency training at Weill Cornell North Shore University/MSKCC Program, followed by Medical Oncology/Hematology fellowship training at Memorial Sloan-Kettering Cancer Center in New York City.

Family Relationships

There are no family relationships among our executive officers and directors.

Code of Ethics

We have adopted a written Code of Ethics and Business Conduct that applies to our directors, officers, and all employees. We intend to disclose any amendments to, or waivers from, our code of ethics and business conduct that are required to be publicly disclosed pursuant to rules of the SEC by filing such amendment or waiver with the SEC. Additionally, we have adopted an insider trading policy to establish guidelines for our employees, officers, directors, and consultants regarding transactions in our securities and the disclosure of material nonpublic information related to our Company, which are reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to the registrant. Both can be found in the Governance—Governance Documents section of our website, www.citiusonc.com.

Audit and Risk Committee

Our Audit and Risk Committee currently consists of Messrs. McGrath (Chair), Dutia and Mr. Smith. Each of Messrs. McGrath, Dutia and Smith satisfies the independence requirements of Rule 5605(a)(2) of the Nasdaq Listing Rules and SEC Rule 10A-3. Our Audit and Risk Committee is responsible for, among other things:

●	appointing, terminating, compensating, and overseeing the work of any accounting firm engaged to prepare or issue an audit report or other audit, review or attestation services;

●	reviewing and approving, in advance, all audit and non-audit services to be performed by the independent auditor, taking into consideration whether the independent auditor’s provision of non-audit services to us is compatible with maintaining the independent auditor’s independence;

●	reviewing and discussing the adequacy and effectiveness of our accounting and financial reporting processes and controls and the audits of our financial statements;

●	establishing and overseeing procedures for the receipt, retention, and treatment of complaints received by us regarding accounting, internal accounting controls or auditing matters, including procedures for the confidential, anonymous submission by our employees regarding questionable accounting or auditing matters;

●	monitoring and evaluating the independent auditor’s qualifications, performance, and independence on an ongoing basis; and

●	reviewing and approving related-party transactions for potential conflict of interest situations on an ongoing basis.

Our Board of Directors has affirmatively determined that Messrs. McGrath and Dutia are designated as the “audit committee financial experts.” The designation does not impose on Messrs. McGrath and Dutia any duties, obligations or liabilities that are greater than those generally imposed on members of our audit committee and our Board.

Delinquent Section 16(A) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers and holders of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in the ownership of our common stock and other equity securities. Such persons are required to furnish us copies of all Section 16(a) filings. Based solely upon a review of the copies of the forms furnished to us, we believe that our officers, directors and holders of more than 10% of our common stock complied with all applicable filing requirements during the fiscal year ended September 30, 2024, except for Eugene Holuka who filed a Form 4 on August 16 that was due on August 14 to report the grant of a stock option to purchase 150,000 shares of our common stock that was awarded on August 12, 2024.

Item 11. Executive Compensation

Our Named Executive Officers (as identified below) also are employees of Citius Pharma. The services of Citius Pharma’s employees as our Named Executive Officers are provided to us pursuant to an amended and restated shared services agreement with Citius Pharma. For the fiscal year ended September 30, 2023 and the fiscal year ended September 30, 2024, pursuant to the shared services agreement, Citius Pharma allocated a portion of the salary and non-equity incentive compensation paid during each of those fiscal years to the services provided to us by its employees acting as our Named Executive Officers. No benefits provided by Citius Pharma are allocated to any of our Named Executive Officers.

Executive Compensation Objectives

We seek to achieve the following broad goals in our executive compensation programs and decisions regarding individual compensation:

●	Attract and retain executives critical to our overall success.

●	Reward executives for contributions to achieving strategic goals that enhance stockholder value.

●	Foster and maintain a company culture of ownership, creativity and innovation.

●	Motivate our executive officers to achieve critical long- and short-term development, product and financial milestones set by the Board of Directors in consultation with management.

Named Executive Officers

Our “Named Executive Officers” for the year ended September 30, 2024 consist of Mr. Mazur, Mr. Holubiak, our Secretary, and Dr. Czuczman, our Chief Medical Officer, who were the two most highly compensated executive officers other than Mr. Mazur serving as executive officers as of September 30, 2024.

General Compensation Process

The Compensation Committee is responsible for determining the elements and levels of compensation for our Named Executive Officers. In doing so, the Compensation Committee reviews our corporate performance against financial and corporate achievement measures, assesses individual performance and evaluates recommendations of the Chief Executive Officer regarding compensation for other Named Executive Officers. Deliberations of the Compensation Committee may occur within a meeting of the full Board of Directors at which all members of the Compensation Committee are in attendance and the Board may take action in such meetings upon the advice of the Compensation Committee Chair and/or its members.

To assist in its deliberations regarding executive compensation, the Compensation Committee may engage the services of an independent executive compensation advisor. The Company would anticipate that the Compensation Committee may work with such independent executive compensation advisor to develop a peer group of companies within the biotechnology and pharmaceuticals industries.

Components of Compensation

The key components of our executive compensation package are cash compensation (salary) and long-term equity incentive awards. These components are administered with the goal of providing total compensation that recognizes meaningful differences in individual performance, is competitive, varies the opportunity based on individual and corporate performance, and is valued by our Named Executive Officers.

Base Salary

It is the Compensation Committee’s objective to set a competitive rate of annual base salary for each Named Executive Officer. The Compensation Committee believes competitive base salaries are necessary to attract and retain top quality executives, since it is common practice for public companies to provide their named executive officers with a guaranteed annual component of compensation that is not subject to performance risk. The Compensation Committee, on its own or with outside consultants may establish salary ranges for our Named Executive Officers, with minimum to maximum opportunities that cover the normal range of market variability. The actual base salary for each Named Executive Officer is then derived from those salary ranges based on his responsibility, tenure and past performance and market comparability. Annual base salaries for the Named Executive Officers are reviewed and approved by the Compensation Committee. Changes in base salary are based on the scope of an individual’s current job responsibilities, individual performance in the previous performance year, target pay position relative to the peer group, and our salary budget guidelines. The Compensation Committee reviews established goals and objectives and determines an individual’s achievement of those goals and objectives and considers the recommendations provided by the Chief Executive Officer to assist it in determining appropriate salaries for the Named Executive Officers other than the Chief Executive Officer.

The base salary information for our Named Executive Officers for fiscal 2023 and 2024 is set forth in the Summary Compensation Table below.

Long-Term Incentive Equity Awards

We believe that long-term corporate success is achieved with an ownership culture that encourages high performance by our employees through the use of stock-based awards. Our 2023 and 2024 Omnibus Stock Incentive Plans were each established to provide our employees, including our Named Executive Officers, with incentives to help align employees’ interests with the interests of our stockholders. The Compensation Committee believes that the use of stock-based awards offers the best approach to achieving our compensation goals of incentivizing long-term performance. We have historically elected to use stock options as the primary long-term equity incentive vehicle; however, the Compensation Committee has the ability under our stock plans to grant restricted stock and other equity awards as part of our long-term incentive program, although no such awards have been granted to date. We have selected the Black-Scholes method of valuation for stock-based compensation. The Compensation Committee generally oversees the administration of our stock plans.

Stock Options

Our 2024 Omnibus Stock Incentive Plan (the “2024 Plan”) authorizes us to grant options to purchase shares of common stock to our employees, directors and consultants. Our 2023 Omnibus Stock Incentive Plan (the “2023 Plan”) authorizes us to grant the same. Upon the adoption of the 2024 Plan, we ceased granting awards under the 2023 Plan.

The Compensation Committee reviews and approves stock option awards to Named Executive Officers based upon a review of competitive compensation data, an assessment of individual performance, a review of each Named Executive Officer’s existing long-term incentives, and retention considerations. Periodic stock option grants are made at the discretion of the Compensation Committee to eligible employees and, in appropriate circumstances, after consideration of any recommendations of our Chief Executive Officer.

Stock options granted to employees have an exercise price equal to the fair market value of our common stock on the day of grant, typically vest over a time or upon the achievement of certain performance-based milestones and are based upon continued employment, and generally expire 10 years after the date of grant. The fair value of the options granted to the Named Executive Officers and reflected in the Summary Compensation Table is determined in accordance with the Black-Scholes method of valuation for share-based compensation. Incentive stock options also include certain other terms necessary to ensure compliance with the Code.

We expect to continue to use stock options as a long-term incentive vehicle because:

●	Stock options align the interests of our Named Executive Officers with those of our stockholders, supporting a pay-for performance culture, foster employee stock ownership, and focus the management team on increasing value for our stockholders.

●	Stock options are performance-based. All of the value received by the recipient of a stock option is based on the growth of the stock price. In addition, stock options can be issued with vesting based on the achievement of specified milestones although we have not used such performance-based vesting to date.

●	Stock options help provide balance to the overall executive compensation program as base salary and annual bonuses focus on short-term compensation, while stock options focus on long-term compensation.

●	The vesting period of stock options over time encourages executive retention and is designed to increase stockholder value. In determining the number of stock options to be granted to our Named Executive Officers, we take into account the individual’s position, scope of responsibility, ability to affect profits and stockholder value and the individual’s historic and recent performance and the value of stock options in relation to other elements of the individual Named Executive Officer’s total compensation.

Executive Benefits and Perquisites

Our Named Executive Officers are not currently parties to employment agreements. We will consider entering into employment agreements as necessary and advisable. In addition, consistent with our compensation philosophy, we intend to establish benefits for our Named Executive Officers, including medical, dental and life insurance and the ability to contribute to a 401(k) plan. We would expect these benefits to be comparable to benefit levels for comparable companies.

Pension Benefits

We do not maintain any qualified or non-qualified defined benefit plans. As a result, none of our Named Executive Officers participate in or have account balances in qualified or non-qualified defined benefit plans sponsored by us. Our Compensation Committee or Board of Directors may elect to adopt qualified or non-qualified benefit plans in the future if it determines that doing so is in our best interests.

Nonqualified Deferred Compensation

None of our Named Executive Officers participate in or have account balances in nonqualified defined contribution plans or other non-qualified deferred compensation plans maintained by us. Our Compensation Committee or Board of Directors may elect to provide our officers and other employees with non-qualified defined contribution or other non-qualified deferred compensation benefits in the future if it determines that doing so is in our best interests.

Summary Compensation Table

The following table sets forth information regarding compensation paid to our Named Executive Officers for the years ended September 30, 2024 and 2023.

Name & Position	Fiscal Year	Salary (1)	Bonus	Option Awards (2)	All Other Compensation	Total
Leonard Mazur	2024	$166,250	$--	$2,035,000	-	$2,201,250
Chief Executive Officer and Executive Chairman	2023	$153,125	$--	$508,750	-	$661,875

Myron Holubiak	2024	$450,000	$--	$825,000	-	$1,275,000
Executive Vice Chairman	2023	$450,000	$--	$206,250	-	$656,250

Myron Czuczman	2024	225,000	$--	$770,000	-	$995,000
Chief Medical Officer	2023	212,500	$--	$192,500	-	$405,000

(1)	The salary represents that portion of the total salary received by the Named Executive Officer from Citius Pharma that has been allocated to Citius Oncology pursuant to the Shared Services Agreement.

(2)	The dollar amount set forth in the table above represents the dollar amount recognized for financial statement reporting purposes for all options granted to the executive officer with respect to the fiscal year in accordance with FASB ASC Topic 718.

Outstanding Equity Awards at Fiscal Year-End 2024

The following table contains certain information concerning unexercised options for our executive officers as of September 30, 2024.

Name (a)	Number of Securities Underlying Unexercised Options Exercisable (b)	Number of Securities Underlying Unexercised Options Unexercisable (c)	Option Exercise Price (e)	Option Expiration Date (f)
Leonard Mazur Chief Executive Officer and Chairman	1,233,333	2,446,667	$2.15	07/05/2033

Myron Holubiak Executive Vice Chairman	500,000	1,000,000	$2.15	07/05/2033

Myron Czuczman Chief Medical Officer	466,667	933,333	$2.15	07/05/2033

Option Repricings

We did not engage in any repricings or other modifications to any of our executive officers’ outstanding options during the year ended September 30, 2024.

Director Compensation

Director Compensation for the Fiscal Year ended September 30, 2024

The Board of Directors has not yet approved a compensation plan for non-employee directors. To assist in its deliberations regarding non-employee compensation, the Compensation Committee may engage the services of an independent compensation advisor. The Company would anticipate that the Compensation Committee may work with such independent compensation advisor to develop a peer group of companies within the biotechnology and pharmaceuticals industries.

Also, as part of the non-employee director compensation plan, we anticipate that non-employee directors would be entitled to receive stock options as part of their annual compensation. In July 2023, our non-employee directors were awarded stock options as directors of Citius Pharma because of the time and commitment they had expended on behalf of the development of LYMPHIR while we were a wholly owned subsidiary of Citius Pharma. At September 30, 2024, the following non-employee directors held the following options to purchase shares of Citius common stock: Mr. Dutia, 150,000; Dr. Holuka 150,000; Mr. McGrath, 150,000; and Ms. Webb, 150,000.

There was no director compensation for the year ended September 30, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table shows the amount of our common stock beneficially owned as of December 31, 2024 by (i) each person or group as those terms are used in Section 13(d)(3) of the Exchange Act believed by us to beneficially own more than 5% of our common stock, (ii) each of our current directors, (iii) each of our Named Executive Officers, and (iv) all of our directors and executive officers as a group. Except as otherwise noted, each person named in the table has sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws.

Name and Address of Beneficial Owner(1)	Number of Shares of Common Stock Beneficially Owned (2)	Percentage of Shares of Common Stock Beneficially Owned (3)
Executive Officers and Directors
Leonard Mazur (4)	1,233,333	1.72%
Myron Holubiak (5)	500,000	*
Suren Dutia (6)	150,000	*
Dr. Eugene Holuka (7)	150,000	*
Dennis M. McGrath (8)	150,000	*
Robert Smith	--	*
Joel Mayersohn	--	*
Carol Webb (9)	150,000	*
Myron Czuczman (10)	466,667	*
All directors and executive officers as a group (10 people) (11)	3,266,667	4.57%

5% Holders
Citius Pharmaceuticals, Inc.	66,049,615	92.3%

(1)	The business address of each of the following entities or individuals is c/o of the Company, 11 Commerce Drive, 1st Floor, Cranford, New Jersey 07016.

(2)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of December 31, 2024 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(3)	Percentage based on 71,552,402 shares of common stock issued and outstanding as of December 31, 2024.

(4)	Consists of 1,233,333 shares of common stock Mr. Mazur has the right to acquire pursuant to outstanding options that are exercisable within 60 days of December 31, 2024.

(5)	Consists of 500,000 shares of common stock Mr. Holubiak has the right to acquire pursuant to outstanding options that are exercisable within 60 days of December 31, 2024.

(6)	Consists of 150,000 shares of common stock Mr. Dutia has the right to acquire pursuant to outstanding options that are exercisable within 60 days of December 31, 2024.

(7)	Consists of 150,000 shares of common stock Dr. Holuka has the right to acquire pursuant to outstanding options that are exercisable within 60 days of December 31, 2024.

(8)	Consists of 150,000 shares of common stock Mr. McGrath has the right to acquire pursuant to outstanding options that are exercisable within 60 days of December 31, 2024.

(9)	Consists of 150,000 shares of common stock Ms. Webb has the right to acquire pursuant to outstanding options that are exercisable within 60 days of December 31, 2024.

(10)	Consists of 466,667 shares of common stock Mr. Czuczman has the right to acquire pursuant to outstanding options that are exercisable within 60 days of December 31, 2024.

(11)	Consists of 3,266,667 shares of common stock the directors and executive officers have the right to acquire pursuant to outstanding options that are exercisable within 60 days of December 31, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Other than as set forth below, there were no transactions since October 1, 2022 to which the Company was or is a party in which:

●	the amount involved exceeded or exceeds the lesser of (i) $120,000 and (ii) one percent of the average of our total assets at year-end for the last two completed fiscal years; and

●	any of our directors or executive officers, any holder of 5% of our capital stock or any member of their immediate family had or will have a direct or indirect material interest.

Procedures for Review and Approval of Transactions with Related Persons

Pursuant to the Audit and Risk Committee charter, the Audit and Risk Committee is responsible for reviewing and approving all related party transactions as defined under Item 404 of Regulation S-K, after reviewing each such transaction for potential conflicts of interests and other improprieties. Our policies and procedures for review and approval of transactions with related persons are in writing in our Code of Ethics and Business Conduct available under the Governance—Governance Documents section of our website at www.citiusonc.com.

Board of Directors Independence

After review of all relevant transactions or relationships between each nominee for director, or any of his or her family members, and the Company, its senior management and Wolf & Company, P.C., its independent registered public accounting firm, the board of directors has determined that all directors of the Company are independent within the meaning of the applicable Nasdaq listing standards, except Leonard Mazur, the Chief Executive Officer and Chairman, Myron Holubiak, the Secretary, and Joel Mayersohn.

Because Citius Pharma continues to control a majority of the voting power of the outstanding shares of Company Common Stock, the Company qualifies as a “controlled company” within the meaning of the corporate governance standards of the Nasdaq. Under these rules, a listed company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that (i) a majority of the Board consist of “independent directors” as defined under Nasdaq listing rules, (ii) we have a compensation committee composed entirely of independent directors and (iii) we have a nominating/corporate governance committee composed entirely of independent directors.

The Company does not intend to rely on these exemptions but may opt to utilize these exemptions in the future as long as it remains a controlled company. Accordingly, Company stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of Nasdaq.

If the Company ceases to be a “controlled company” in the future, it will be required to comply with the Nasdaq Listing Rules, which may require replacing a number of its directors and may require development of certain other governance-related policies and practices. These and any other actions necessary to achieve compliance with such rules may increase the Company’s legal and administrative costs, will make some activities more difficult, time-consuming, and costly and may also place additional strain on the Company’s personnel, systems and resources.

Item 14. Principal Accountant Fees and Services

Auditor and Audit Committee Matters

Report of the Audit and Risk Committee

The Audit and Risk Committee has reviewed and discussed with management our audited financial statements for the fiscal year ended September 30, 2024, which were audited by Wolf & Company, P.C. (“Wolf”), an independent registered public accounting firm. The Audit and Risk Committee discussed with Wolf the matters required to be discussed by the applicable requirements of the Public Company Accounting Oversight Board (“PCAOB”) and the Commission. The Audit and Risk Committee received the written disclosures and letter from the independent registered public accounting firm required by applicable requirements of the PCAOB regarding the independent registered public accounting firm’s communications with the Audit and Risk Committee concerning independence, and discussed with the independent registered public accounting firm the independent registered public accounting firm’s independence. The Audit and Risk Committee also considered whether the provision of services other than the audit of our financial statements for the fiscal year ended September 30, 2024 were compatible with maintaining the independence of Wolf.

Based on the review and discussions referred to in the foregoing paragraph, the Audit and Risk Committee recommended to the Board of Directors that the audited financial statements be included in the Original Filing.

Our Audit and Risk Committee is currently composed of the following three directors: Mr. McGrath (Chair), Mr. Dutia, and Mr. Smith. All are independent directors as defined in Rules 5605(a)(2) and 5605(c)(2) of the Nasdaq Listing Rules and Section 10A-3 of the Exchange Act. The Board of Directors has determined that Messrs. McGrath and Dutia are each an “audit committee financial expert” as such term is defined in Item 407(d)(5)(ii) of Regulation S-K promulgated by the SEC. Our Audit and Risk Committee operates under a written charter adopted by the Board, a copy of which is available under Governance—Governance Documents section of our website at www.citiusonc.com.

Wolf has served as our auditor since we began operations in April 2022 and audited our consolidated financial statements for the years ended September 30, 2022 through September 30, 2024.

THE AUDIT AND RISK COMMITTEE

Dennis McGrath, Chair

Suren Dutia

Robert Smith

Fees Paid to the Independent Registered Public Accounting Firm

Audit Fees

The aggregate audit fees billed for professional services rendered by our auditor, Wolf, an independent registered public accounting firm, for the audit of our financial statements as of and for the years ended September 30, 2024 and 2023, our filings with the SEC and other audit fees were $157,080 and $160,000, respectively.

Audit Related Fees

The aggregate audit related fees billed for professional services by Wolf for the years ended September 30, 2024 and 2023 were $229,900 and $3,000, respectively.

Tax Fees

The aggregate tax fees billed for professional services by Wolf for the years ended September 30, 2024 and 2023 were $0 and $24,000, respectively. Tax fees are for the preparation of federal and state income tax returns.

All Other Fees

No other fees were billed by or paid to Wolf during the years ended September 30, 2024 and 2023.

Pre-Approval Policies and Procedures of Audit and Non-Audit Services of Independent Registered Public Accounting Firm

All fees reported above under the headings Audit Fees, Audit Related Fees, Tax Fees and All Other Fees were approved by the Audit and Risk Committee before the respective services were rendered, which concluded that the provision of such services was compatible with the maintenance of the independence of Wolf in the conduct of its auditing functions.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
2.1*	Agreement and Plan of Merger and Reorganization, dated as of October 23, 2023, by and among Citius Pharmaceuticals, Inc., Citius Oncology, Inc., TenX Keane Acquisition and TenX Merger Sub, Inc.	8-K	10/24/2023	2.1
3.1	Certificate of Incorporation of Citius Oncology, Inc.	8-K	08/16/2024	3.1
3.2	Bylaws of Citius Oncology, Inc.	8-K	08/16/2024	3.2
4.1	Specimen Common Stock Certificate of Citius Oncology, Inc.	S-4	07/11/2024	4.5
4.2	Description of Common Stock.	10-K	12/27/2024	4.2
10.1	Amended and Restated Registration Rights Agreement, dated as of August 12, 2024 by and between Citius Oncology, Inc. and the signatories thereto.	8-K	08/16/2024	10.1
10.2	Amended and Restated Shared Services Agreement, dated as of August 12, 2024, by and among Citius Oncology, Inc. and Citius Pharmaceuticals, Inc.	8-K	08/16/2024	10.2
10.3†	2023 Omnibus Stock Incentive Plan.	10-K	12/27/2024	10.3
10.4†	2024 Omnibus Stock Incentive Plan.	8-K	8/5/2024	10.5
10.5*	Asset Purchase Agreement, dated as of September 1, 2021, between Dr. Reddy’s Laboratories S.A. and Citius Pharmaceuticals, Inc.	S-4	11/13/2023	10.15
10.6*	Amended and Restated License, Development and Commercialization Agreement, dated as of February 26, 2018, between Eisai, Ltd. and Dr. Reddy’s Laboratories S.A.	S-4	11/13/2023	10.16
10.7*	Amendment No. 1 to Amended and Restated License, Development and Commercialization Agreement, dated as of August 9, 2018, between Eisai, Ltd. and Dr. Reddy’s Laboratories S.A.	S-4	11/13/2023	10.17
10.8*	Amendment No. 2 to Amended and Restated License, Development and Commercialization Agreement, dated as of August 31, 2021, between Eisai, Ltd. and Dr. Reddy’s Laboratories S.A.	S-4	11/13/2023	10.18

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
10.9	Side Letter Agreement, dated August 12, 2024, by and by and among Citius Pharmaceuticals, Inc., Citius Oncology, Inc., TenX Keane Acquisition and TenX Merger Sub, Inc.	8-K	08/16/2024	10.8
10.10	Promissory Note, dated July 18, 2023, issued by TenX Keane Acquisition to 10XYZ Holdings LP.	8-K	07/18/2023	10.1
10.11	Promissory Note, dated October 18, 2023, issued by TenX Keane Acquisition to 10XYZ Holdings LP.	8-K	10/18/2023	10.1
10.12	Promissory Note, dated August 16, 2024, by and between Citius Oncology, Inc. and Citius Pharmaceuticals, Inc.	8-K	08/16/2024	10.9
16.1	Letter from Marcum LLP to the Securities and Exchange Commission, dated August 16, 2024.	8-K	08/16/2024	16.1
19.1	Insider Trading Policy.	10-K	12/27/2024	19.1
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).	10-K	12/27/2024	31.1
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).	10-K	12/27/2024	31.2
31.3	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).	--	--	--	X
31.4	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).	--	--	--	X
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.	10-K	12/27/2024	32.1
97.1	Policy Relating to Recovery of Erroneously Awarded Compensation	10-K	04/16/2024	97.1
EX-101.INS	INLINE XBRL INSTANCE DOCUMENT	--	--	--	X
EX-101.SCH	INLINE XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT	--	--	--	X
EX-101.CAL	INLINE XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
EX-101.DEF	INLINE XBRL TAXONOMY EXTENSION CALCULATION LINKBASE	--	--	--	X
EX-101.LAB	INLINE XBRL TAXONOMY EXTENSION LABELS LINKBASE	--	--	--	X
EX-101.PRES	INLINE XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE	--	--	--	X
104	Cover Page Interactive Data File, formed in Inline Extensible Business Reporting Language (iXBRL)	--	--	--	X

*	Certain portions, schedules and exhibits to this Exhibit have been omitted pursuant to Item 601(a)(5) or Item 601(b)(10)(iv), as applicable, of Regulation S-K. The Registrant agrees to furnish supplemental copies of all omitted portions, exhibits and schedules to the Securities and Exchange Commission upon its request.

†	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIUS ONCOLOGY, INC.

Date: January 27, 2025	By:	/s/ Leonard Mazur
Leonard Mazur
Chief Executive Officer (Principal Executive Officer)