Form 10-Q
period 2024-12-31
CITIUS ONCOLOGY, INC.
filed 2025-02-14
CIK 1851484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 001-41534

Citius Oncology, Inc.

(Exact name of registrant as specified in its charter)

Delaware	99-4362660
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

11 Commerce Drive, First Floor, Cranford, NJ	07016
(Address of principal executive offices)	(Zip Code)

(908) 967-6677

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common stock, $0.0001 par value	CTOR	Nasdaq Capital Market

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of February 11, 2025, there were 71,552,402 shares of common stock, $0.0001 par value, of the registrant issued and outstanding.

Citius Oncology, Inc.

FORM 10-Q

TABLE OF CONTENTS

December 31, 2024

i

EXPLANATORY NOTE

In this Quarterly Report on Form 10-Q, and unless the context otherwise requires, the “Company,” “Citius Oncology” “we,” “us” and “our” refer to Citius Oncology, Inc. and its wholly-owned subsidiary Citius Oncology Sub Inc., “Citius Oncology Sub”, taken as a whole.

LYMPHIRTM (denileukin diftitox) is our registered trademark. All other trade names, trademarks and service marks appearing in this quarterly report are the property of their respective owners. We have assumed that the reader understands that all such terms are source-indicating. Accordingly, such terms, when first mentioned in this report, appear with the trade name, trademark or service mark notice and then throughout the remainder of this report without trade name, trademark or service mark notices for convenience only and should not be construed as being used in a descriptive or generic sense.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements.” Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors discussed from time to time in this Report and in other documents which we file with the Securities and Exchange Commission. In addition, such statements could be affected by risks and uncertainties related to:

●	the ability of the Company to recognize the anticipated benefits of the Merger (as defined herein), which may not be realized fully, if at all, or may take longer to realize than expected;

●	the Company’s need for substantial additional funds and its ability to raise those funds;

●	our ongoing evaluations of strategic alternatives;

●	the ability of the Company to commercialize LYMPHIR, including covering the costs of licensing payments, product manufacturing and other third-party goods and services;

●	the ability of LYMPHIR or any of our future product candidates to impact the quality of life of our target patient populations;

●	the estimated markets for LYMPHIR or any of our future product candidates and the acceptance thereof by any market;

●	our ability to procure cGMP commercial-scale supply;

●	our dependence on third-party suppliers;

●	risks arising from changes in the fields in which LYMPHIR and any of our future product candidates, if approved, may compete;

●	risks relating to the results of research and development activities, including those from our existing and any new pipeline assets;

●	the ability of the Company to maintain compliance with the continued listing requirements of the Nasdaq Stock Market LLC (“Nasdaq”);

●	ability to obtain, perform under and maintain financing and strategic agreements and relationships;

●	the Company’s operating results and financial performance;

●	uncertainties relating to preclinical and clinical testing, approval and commercialization of any future product candidates by the Company;

●	the Company’s ability to manage and grow our business and execution of our business and growth strategies;

●	the competitive environment in the life sciences and biotechnology industry;

●	failure to maintain, protect and defend the Company’s intellectual property rights;

●	changes in government laws and regulations, including laws governing intellectual property, and the enforcement thereof affecting the Company’s business;

●	changes in general economic conditions, geopolitical risk, including as a result of any pandemic or international conflict, including in the Middle East and between Russia and Ukraine;

●	the effect of the transactions on the Company’s business relationships, operating results, and businesses generally;

●	volatility in the price of the Company’s securities due to a variety of factors, including the Company’s inability to implement their business plans or meet or exceed our financial projections;

●	the outcome of any litigation related to or arising out of the Merger, or any adverse developments therein or delays or costs resulting therefrom; and

●	the other factors discussed in the “Risk Factors” section of our most recent Annual Report on Form 10-K for the fiscal year ended September 30, 2024, filed with the Securities and Exchange Commission on December 27, 2024, as amended on January 27, 2025, and elsewhere in this Report.

Any forward-looking statements speak only as of the date on which they are made, and except as may be required under applicable securities laws, we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the filing date of this Report.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CITIUS ONCOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31, 2024	September 30, 2024
Current Assets:
Cash and cash equivalents	$112	$112
Inventory	14,381,369	8,268,766
Prepaid expenses	2,700,000	2,700,000
Total Current Assets	17,081,481	10,968,878

Other Assets:
In-process research and development	73,400,000	73,400,000
Total Other Assets	73,400,000	73,400,000

Total Assets	$90,481,481	$84,368,878
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$5,874,577	$3,711,622
License payable	28,400,000	28,400,000
Accrued expenses	6,228,612	—
Due to related party	2,896,329	588,806
Total Current Liabilities	43,399,518	32,700,428

Deferred tax liability	1,992,240	1,728,000
Note payable to related party	3,800,111	3,800,111
Total Liabilities	49,191,869	38,228,539
Stockholders’ Equity:
Preferred stock - $0.0001 par value; 10,000,000 shares authorized: no shares issued and outstanding	—	—
Common stock - $0.0001 par value; 100,000,000; 71,552,402 shares issued and outstanding at December 31, 2024 and September 30, 2024	7,155	7,155
Additional paid-in capital	87,220,249	85,411,771
Accumulated deficit	(45,937,792)	(39,278,587)
Total Stockholders’ Equity	41,289,612	46,140,339
Total Liabilities and Stockholders’ Equity	$90,481,481	$84,368,878

See notes to unaudited condensed consolidated financial statements.

CITIUS ONCOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2024 AND 2023

(Unaudited)

	2024	2023
Revenues	$—	$—
Operating Expenses:
Research and development	1,264,508	1,148,495
General and administrative	3,321,979	1,517,908
Stock-based compensation – general and administrative	1,808,478	1,917,000
Total Operating Expenses	6,394,965	4,583,403

Loss before Income Taxes	(6,394,965)	(4,583,403)
Income tax expense	264,240	144,000

Net Loss	$(6,659,205)	$(4,727,403)

Net Loss Per Share – Basic and Diluted	$(0.09)	$(0.07)

Weighted Average Common Shares Outstanding – Basic and Diluted	71,552,402	67,500,000

 See notes to the unaudited condensed consolidated financial statements.

CITIUS ONCOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED DECEMBER 31, 2024 AND 2023

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, September 30, 2024	-	$-	71,552,402	$7,155	$85,411,771	$(39,278,587)	$46,140,339

Stock-based compensation expense	-	-	-	-	1,808,478	-	1,808,478
Net loss	-	-	-	-	-	(6,659,205)	(6,659,205)

Balance, December 31, 2024	-	$-	71,552,402	$7,155	$87,220,249	$(45,937,792)	$41,289,612

Balance, September 30, 2023	-	$-	67,500,000	$6,750	$43,658,750	$(18,129,840)	$25,535,660

Stock-based compensation expense	-	-	-	-	1,917,000	-	1,917,000

Net loss						(4,727,403)	(4,727,403)
Balance, December 31, 2023	-	$-	67,500,000	$6,750	$45,575,750	$(22,857,243)	$22,725,257

See notes to unaudited condensed consolidated financial statements.

CITIUS ONCOLOGY, INC.

Condensed Consolidated STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2024 AND 2023

(Unaudited)

	2024	2023
Cash Flows From Operating Activities:
Net loss	$(6,659,205)	$(4,727,403)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	1,808,478	1,917,000
Deferred income tax expense	264,240	144,000
Changes in operating assets and liabilities:
Inventory	(6,112,603)	-
Prepaid expenses	-	-
Accounts payable	2,162,955	(1,084,027)
Accrued expenses	6,228,612	(199,155)
Due to related party	2,307,523	3,949,585
Net Cash Provided By Operating Activities	-	-

Net Change in Cash and Cash Equivalents	-	-
Cash and Cash Equivalents – Beginning of Period	112	-
Cash and Cash Equivalents – End of Period	$112	$-

 See accompanying notes to the unaudited financial statements.

CITIUS ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2024 AND 2023

(Unaudited)

1. NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Citius Oncology, Inc. (“Citius Oncology”, the “Company”, “we” or “us”) is a specialty pharmaceutical company dedicated to the development and commercialization of critical care products targeting unmet needs with a focus on oncology products. We are commercializing E7777 (denileukin diftitox), an approved oncology immunotherapy for the treatment of cutaneous T-cell lymphoma (“CTCL”), a rare form of non-Hodgkin lymphoma. We have obtained the trade name of LYMPHIR for E7777.

Since our inception, we have devoted substantially all our efforts to business planning, research and development, and recruiting management and technical staff. We are subject to a number of risks common to companies in the pharmaceutical industry including, but not limited to, risks related to the development by the Company or its competitors of research and development stage products, market acceptance of any of its products approved for marketing, competition from larger companies, dependence on key personnel, dependence on key suppliers and strategic partners, the Company’s ability to obtain additional financing and the Company’s compliance with governmental and other regulations.

Since our inception, Citius Pharmaceuticals, Inc. (“Citius Pharma”) (Nasdaq: CTXR) has funded and continues to fund the Company. Citius Pharma and the Company are party to an amended and restated shared services agreement (the “A&R Shared Services Agreement”), which governs certain management and scientific services that Citius Pharma provides the Company.

Merger

On August 23, 2021, Citius Pharma formed Citius Acquisition Corp. (“SpinCo”) as a wholly-owned subsidiary in conjunction with the acquisition of LYMPHIR, which began operations in April 2022, when Citius Pharma transferred the assets related to LYMPHIR to SpinCo, including the related license agreement and asset purchase agreement (see Note 5).

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

As part of the Merger, Citius Pharma made capital investments in the Company through cash contributions of $3,827,944 to fund transactions related to the Merger and by reclassifying to additional paid in capital intercompany receivables of $33,180,961 that were due from the Company to Citius Pharma. Simultaneously, Citius Pharma advanced an additional $3,800,111 to the Company under the terms of a note payable (see Note 8).

Basis of Presentation and Summary of Significant Accounting Policies

Basis of Preparation - The accompanying condensed consolidated financial statements include the operations of Citius Oncology, Inc., and its wholly-owned subsidiary, Citius Oncology Sub, Inc., which was formed in connection with Merger. All significant inter-company balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to fairly state the condensed consolidated financial position of the Company as of December 31, 2024, and the results of its operations and cash flows for the three months ended December 31, 2024 and 2023. The operating results for the three months ended December 31, 2024 are not necessarily indicative of the results that may be expected for the year ending September 30, 2025. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2024 filed with the Securities and Exchange Commission (“SEC”) on December 27, 2024, as amended on January 27, 2025.

Use of Estimates - The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates having relatively higher significance include the accounting for in-process research and development, stock-based compensation and income taxes. Actual results could differ from those estimates and changes in estimates may occur.

Basic and Diluted Net Loss per Common Share - Basic and diluted net loss per common share applicable to common stockholders is computed by dividing net loss applicable to common stockholders in each period by the weighted average number of shares of common stock outstanding during such period. For the periods presented, common stock equivalents and consisting of stock options, were not included in the calculation of the diluted loss per share because they were anti-dilutive.

Recently Issued Accounting Standards

Other than as disclosed in our Form 10-K, we are not aware of any other recently issued accounting standards not yet adopted that may have a material impact on our financial statements.

2. GOING CONCERN UNCERTAINTY AND MANAGEMENT’S PLAN

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had a net loss of $6,659,205 for the three months ended December 31, 2024. The Company has no revenue and has relied on funding from Citius Pharma to finance its operations. At December 31, 2024, the Company had $112 in cash and a negative working capital of $26,318,037. Citius Pharma has sufficient capital to fund Citius Oncology through March 2025, which raises substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the accompanying financial statements are issued.

The Company plans to continue to rely on funding from Citius Pharma, to raise capital through equity financings from outside investors and to generate revenue from the future sales of LYMPHIR. Both the Company and Citius Pharma are actively engaged in capital raising efforts to extend the cash runway. There is no assurance, however, that Citius Pharma will have the resources to continue funding the Company, that the Company will be successful in raising the needed capital and, if funding is available, that it will be available on terms acceptable to the Company or that the Company will find strategic partners or generate substantial revenue from the sale of LYMPHIR. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of the above uncertainty.

3. INVENTORY

Inventory is stated at the lower of actual accumulated costs or net realizable value. Inventory consists of finished goods of $6,134,895, and work in process of $8,246,474 as of December 31, 2024. Inventory consists of finished goods of $6,134,895, and work in process of $2,133,862 as of September 30, 2024. Inventory is all related to the manufacturing of LYMPHIR commercial products to be sold in 2025. No reserves against inventory were deemed necessary based on an evaluation of the product expiration dating.

4. PREPAID EXPENSES

Prepaid expenses at December 31, 2024 and September 30, 2024 consist of $2,700,000 of advance payments made for the preparation of long-lead time drug substance and product costs, respectively, which will be utilized in research and development activities or in the manufacturing of LYMPHIR for sales.

5. PATENT AND TECHNOLOGY LICENSE AGREEMENTS

License Agreement with Eisai

In September 2021, Citius Pharma entered into an asset purchase agreement with Dr. Reddy’s Laboratories SA, a subsidiary of Dr. Reddy’s Laboratories, Ltd. (collectively, “Dr. Reddy’s”) and a license agreement with Eisai Co., Ltd. (“Eisai”) to acquire an exclusive license of E7777 (denileukin diftitox), an oncology immunotherapy for the treatment of CTCL, a rare form of non-Hodgkin lymphoma. We renamed E7777 as I/ONTAK and also obtained the trade name of LYMPHIR for the product. Citius Pharma assigned these agreements to us effective April 1, 2022. We have obtained the trade name LYMPHIR for E7777. The Company received a BLA approval from the FDA for LYMPHIR in August 2024.

Under the terms of these agreements, Citius Pharma acquired Dr. Reddy’s exclusive license for E7777 from Eisai and other related assets owned by Dr. Reddy’s (which are now owned by Citius Oncology). The exclusive license rights, through Citius Oncology, include rights to develop and commercialize E7777 in all markets except for Japan and certain parts of Asia. Additionally, we, through Citius Oncology, retain an option on the right to develop and market the product in India. Eisai retains exclusive development and marketing rights for the agent in Japan, China, Korea, Taiwan, Hong Kong, Macau, Indonesia, Thailand, Malaysia, Brunei, Singapore, India (subject to the India option), Pakistan, Sri Lanka, Philippines, Vietnam, Myanmar, Cambodia, Laos, Afghanistan, Bangladesh, Bhutan, Nepal, Mongolia, and Papua New Guinea. Citius Pharma paid Dr. Reddy’s a $40 million upfront payment, which represents the acquisition date fair value of the in-process research and development acquired from Dr. Reddy’s. Dr. Reddy’s is entitled to up to $40 million in development milestone payments related to CTCL approvals in the U.S. and other markets, up to $70 million in development milestones for additional indications, as well as commercial milestone payments and low double-digit tiered royalties on net product sales (within a range of 10% to 15%), and up to $300 million for commercial sales milestones. Citius Oncology also must pay on a fiscal quarter basis tiered royalties equal to low double-digit percentages of net product sales (within a range of 10% to 15%). The royalties will end on the earlier of (i) the 15-year anniversary of the first commercial sale of the latest indication that received regulatory approval in the applicable country and (ii) the date on which a biosimilar product results in the reduction of net sales in the applicable product by 50% in two consecutive quarters, as compared to the four quarters prior to the first commercial sale of the biosimilar product. Citius Oncology will also pay to Dr. Reddy’s an amount equal to a low-thirties percentage of any sublicense upfront consideration or milestone payments (or the like) received by us and the greater of (i) a low-thirties percentage of any sublicensee sales-based royalties or (ii) a mid-single digit percentage of such licensee’s net sales. Citius Pharma is a guarantor of Citius Oncology’s payment obligations under these agreements.

At the time of the FDA approval for LYMPHIR, a $27.5 million milestone payment became payable to Dr. Reddy’s under the terms of the asset purchase agreement for which a balance of $22.5 million remains due as of December 31, 2024. Pending further discussions with Dr. Reddy’s, Dr. Reddy’s agreed to a partial deferral without penalty of this milestone payment.

Under the license agreement, Eisai is to receive a $5.9 million milestone payment upon FDA approval, which is included in license payable at December 31, 2024, and additional commercial milestone payments related to the achievement of net product sales thresholds and an aggregate of up to $22 million related to the achievement of net product sales thresholds. Citius Oncology was also required to reimburse Eisai for up to $2.65 million of its costs to complete the Phase 3 pivotal clinical trial for LYMPHIR for the CTCL indication and reimburse Eisai for all reasonable costs associated with the preparation of a Biologics License Application (“BLA”) for LYMPHIR. Eisai was responsible for completing the CTCL clinical trial, and chemistry, manufacturing, and controls (“CMC”) activities through the filing of the BLA for LYMPHIR with the FDA. The BLA was filed with the FDA on September 27, 2022, refiled on February 13, 2024, and accepted by the FDA on March 18, 2024 and we received a BLA approval on August 8, 2024. We are responsible for development costs associated with potential additional indications.

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

The following patents were acquired and subsequently transferred to us:

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

Upon FDA approval of the product in August 2024, the Company was subject to milestone payments totaling $33.4 million. The Company paid $5.0 million prior to year end and the remaining balance is reflected as a License Payable on the balance sheet. The $33.4 million was recorded as in-process research and development asset and will be subject to amortization over the regulatory exclusivity period commencing upon revenue generation.

6. STOCKHOLDER’S EQUITY

Authorized Capital Stock and Stock Split

The certificate of incorporation adopted on August 5, 2024, in connection with the Merger, also authorizes 110,000,000 shares, of which 100,000,000 shares are common stock with a par value of $0.0001, and 10,000,000 shares are preferred stock with a par value of $0.0001.

Stock Plans

Under the 2023 stock plan, adopted on April 29, 2023, we reserved 15,000,000 common shares for issuance. Under the 2024 stock plan, adopted on August 2, 2024, we reserved an additional 15,000,000 common shares for issuance. The stock plans provide incentives to employees, directors, and consultants through grants of options, SARs, dividend equivalent rights, restricted stock, restricted stock units, or other rights.

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model. Volatility is estimated using the trading activity of Citius Pharmaceuticals common stock until such time as we have sufficient history. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant commensurate with the expected term assumption. The expected term of stock options granted to employees and directors, all of which qualify as “plain vanilla,” is based on the average of the contractual term (generally 10 years) and the vesting period. For non-employee options, the expected term is the contractual term.

A summary of option activity under the plans is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2024	12,750,000	$2.15	8.78 years	$—
Granted	5,750,000	$1.07
Forfeited	-
Outstanding at December 31, 2024	18,500,000	$1.81	8.97 years	$470,000
Exercisable at December 31, 2024	4,750,000	$2.15	8.52 years	$—

On December 2, 2024, the Board of Directors granted options to purchase 200,000 common shares at an exercise price of $1.02 per share.

On December 12, 2024, the Board of Directors granted options to purchase 5,550,000 common shares at an exercise price of $1.07 per share.

The weighted average grant date fair value of the options granted during the three months ended December 31, 2024 was estimated at $0.80 per share. All these options vest over terms of 12 to 36 months and have a term of 10 years.

Stock-based compensation expense for the three months ended December 31, 2024 and 2023 was $1,808,478 and $1,917,000, respectively.

At December 31, 2024, unrecognized total compensation cost related to unvested awards under the Citius Oncology stock plans of $14,393,428 is expected to be recognized over a weighted average period of 1.87 years.

7. COMMERCIAL MANUFACTURING CONTRACTS

The Company has entered into an agreement with a Contract Manufacturing Organization for the manufacture and supply of drug substance. The agreement runs through calendar 2026, with an automatic renewal for a subsequent four-year term. Under this agreement, the Company is obligated to purchase minimum annual quantities of batches at a set price per batch, subject to annual increases. Additionally, the Company is required to pay an annual service fee of $250,000. The agreement also includes provisions for potential price increases based on increases in the manufacturer’s operating expenses or industry indices, as well as significant termination fees and obligations. As of December 31, 2024, the total minimum purchase commitment under this agreement was approximately $17.3 million consisting of payments of $11.9 million and $5.4 million for 2025 and 2026, respectively.

As of December 31, 2024, the Company also has commercial supply agreements with two other vendors for the completion and packaging of finished drug products. Minimum purchase commitments under these two agreements amount to approximately $4.5 million consisting of purchase commitment obligations of $2.9 million in 2025 and $1.6 million in 2026.

8. RELATED PARTY TRANSACTIONS

The Company’s officers and directors also serve as officers of Citius Pharma. As of December 31, 2024, the Company does not have any employees. The Company and Citius Pharma entered into the A&R Shared Services Agreement. Under the terms of the agreement, Citius Pharma provides management and scientific services to the Company. During the three months ended December 31, 2024, Citius Pharma charged the Company $567,937 for reimbursement of general and administrative payroll, $480,000 for reimbursement of research and development payroll, and $30,368 for the use of shared office space. During the three months ended December 31, 2023, Citius Pharma charged the Company $422,282 for reimbursement of general and administrative payroll, $483,063 for reimbursement of research and development payroll, and $30,368 for the use of shared office space.

The Company has limited cash, therefore all the Company’s expenditures are paid by Citius Pharma and reflected in the due to related party account.

Citius Pharma advanced cash to the Company for a non-interest bearing, unsecured promissory note issued by the Company, dated August 16, 2024, in the principal amount of $3,800,111. The note is repayable in full upon a financing of at least $10 million by the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations for the three months ended December 31, 2024 and 2023 should be read together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Report and in conjunction with the audited financial statements of Citius Oncology, Inc. included in our Annual Report on Form 10-K for the year ended September 30, 2024, filed with the Securities and Exchange Commission (“SEC”) on December 27, 2024, as amended on January 27, 2025. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors. We caution that assumptions, expectations, projections, intentions, or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please see “Cautionary Note Regarding Forward-Looking Statements” on page iii of this Report.

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

Since inception, we devoted substantially all of our efforts to business planning, research and development, and recruiting management and technical staff. The Company is subject to a number of risks common to companies in the pharmaceutical industry including, but not limited to, risks related to the development by the Company or our competitors of research and development stage products, market acceptance of our approved products, competition from larger companies, dependence on key personnel, dependence on key suppliers and strategic partners, the Company’s ability to obtain additional financing and the Company’s compliance with governmental and other regulations.

License Agreement with Eisai

In September 2021, Citius Pharma entered into an asset purchase agreement with Dr. Reddy’s and a license agreement with Eisai to acquire an exclusive license of E7777 (denileukin diftitox), an oncology immunotherapy for the treatment of CTCL, a rare form of non-Hodgkin lymphoma. Citius Pharma renamed E7777 as I/ONTAK and also obtained the trade name LYMPHIRTM for the product. Citius Pharma assigned these agreements to us effective April 1, 2022. Denileukin diftitox is referred to in this report as E7777, I/ONTAK or LYMPHIR, depending on the period of time and context that is being discussed.

Under the terms of these agreements, Citius Pharma acquired Dr. Reddy’s exclusive license for E7777 from Eisai and other related assets owned by Dr. Reddy’s which are now owned by us. The exclusive license rights include rights to develop and commercialize E7777 in all markets except for Japan and certain parts of Asia. Additionally, we retained an option on the right to develop and market the product in India. Eisai retains exclusive development and marketing rights for the agent in Japan, China, Korea, Taiwan, Hong Kong, Macau, Indonesia, Thailand, Malaysia, Brunei, Singapore, India (subject to the India option), Pakistan, Sri Lanka, Philippines, Vietnam, Myanmar, Cambodia, Laos, Afghanistan, Bangladesh, Bhutan, Nepal, Mongolia, and Papua New Guinea. Citius Pharma paid Dr. Reddy’s a $40 million upfront payment, which represents the acquisition date fair value of the in-process research and development acquired from Dr. Reddy’s. Dr. Reddy’s is entitled to up to $40 million in development milestone payments related to CTCL approvals in the U.S. and other markets, up to $70 million in development milestones for additional indications, as well as commercial milestone payments and low double-digit tiered royalties on net product sales (within a range of 10% to 15%) and up to $300 million for commercial sales milestones. We also must pay on a fiscal quarter basis tiered royalties equal to low double-digit percentages of net product sales (within a range of 10% to 15%). The royalties will end on the earlier of (i) the 15-year anniversary of the first commercial sale of the latest indication that received regulatory approval in the applicable country and (ii) the date on which a biosimilar product results in the reduction of net sales in the applicable product by 50% in two consecutive quarters, as compared to the four quarters prior to the first commercial sale of the biosimilar product. We will also pay to Dr. Reddy’s an amount equal to a low-thirties percentage of any sublicense upfront consideration or milestone payments (or the like) received by us and the greater of (i) a low-thirties percentage of any sublicensee sales-based royalties or (ii) a mid-single digit percentage of such licensee’s net sales. Citius Pharma is a guarantor of Citius Oncology’s payment obligations under these agreements.

At the time of the FDA approval for LYMPHIR, a $27.5 million milestone payment became payable under the terms of the asset purchase agreement for which a balance of $22.5 million remains due as of December 31, 2024. Pending further discussions with Dr. Reddy’s, Dr. Reddy’s agreed to a partial deferral without penalty of this milestone payment.

Under the license agreement, Eisai was to receive a $5.9 million milestone payment, upon FDA approval which is included in license payable at December 31, 2024, and additional commercial milestone payments related to the achievement of net product sales thresholds and an aggregate of up to $22 million related to the achievement of net product sales thresholds. We were also required to reimburse Eisai for up to $2.65 million of its costs to complete the Phase 3 pivotal clinical trial for LYMPHIR for the CTCL indication and reimburse Eisai for all reasonable costs associated with the preparation of a BLA for LYMPHIR. Eisai was responsible for completing the CTCL clinical trial, and CMC activities through the filing of a BLA for LYMPHIR with the FDA. The BLA was approved by the FDA on August 8, 2024. The Company will be responsible for development costs associated with potential additional indications.

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

RESULTS OF OPERATIONS

Three months ended December 31, 2024 compared with the three months ended December 31, 2023

	Three Months Ended December 31, 2024	Three Months Ended December 31, 2023
Revenues	$—	$—

Operating expenses:
Research and development	1,264,508	1,148,495
General and administrative	3,321,979	1,517,908
Stock-based compensation – general and administrative	1,808,478	1,917,000
Total operating expenses	6,394,965	4,583,403

Loss before income taxes	(6,394,965)	(4,583,403)
Income tax expense	264,240	144,000
Net loss	$(6,659,205)	$(4,727,403)

Revenues

We did not generate any revenues for the three months ended December 31, 2024 and 2023.

Research and Development Expenses

For the three months ended December 31, 2024, research and development expenses were $1,264,508 as compared to $1,148,495 for the three months ended December 31, 2023, an increase of $116,013 primarily related to costs associated with the two investigator immuno-oncology trials which are in process.

General and Administrative Expenses

For the three months ended December 31, 2024, general and administrative expenses were $3,321,979 as compared to $1,517,908 for the three months ended December 31, 2023, an increase of $1,804,071. The primary reason for the increase was the efforts associated with the pre-commercial and commercial launch activities of LYMPHIR associated with market research, marketing, distribution and drug product reimbursement from health plans and payers.

Stock-based Compensation Expense

For the three months ended December 31, 2024, stock-based compensation expense was $1,808,478 as compared to $1,917,000 for the three months ended December 31, 2023. The primary reason for the $108,522 decrease in stock-based compensation expense was the decrease in the weighted average grant date fair value of the options granted during the three months ended December 31, 2024 to $0.80 per share as compared to the weighted average grant date fair value of the options granted of $1.66 per share during the year ended September 30, 2024.

Income Taxes

The Company recorded deferred income tax expense of $264,240 in the three months ended December 31, 2024 as compared to $144,000 in the three months ended December 31, 2023 related to the amortization for taxable purposes of its in-process research and development asset.

Net Loss

For the three months ended December 31, 2024, we incurred a net loss of $6,659,205 compared to a net loss of $4,727,403 for the three months ended December 31, 2023. The $1,931,802 increase in the net loss was primarily due to the increase in our operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Working Capital

Citius Oncology has incurred operating losses since inception and incurred a net loss of $6,659,205 for the three months ended December 31, 2024. At December 31, 2024, we had an accumulated deficit of $45,937,792. The Company has no revenue and has relied on funding from Citius Pharma to finance its operations. At December 31, 2024, we had $112 in cash and a negative working capital of approximately $26.3 million.

We plan to continue to rely on funding from Citius Pharma, to raise capital through equity financings from outside investors and to generate revenue from the future sales of LYMPHIR. There is no assurance, however, that Citius Pharma will have the resources to continue funding us, that we will be successful in raising the needed capital and, if funding is available, that it will be available on terms acceptable to us or that we will find strategic partners or generate substantial revenue from the sale of LYMPHIR.

We expect that Citius Pharma will have sufficient funds to continue our operations through March 2025. We will need to raise additional capital in the future to support our operations beyond March 2025. There is no assurance, however, that we will be successful in raising the needed capital or that the proceeds will be received in an amount or in a timely manner to support our operations.

Inflation

Our management believes that inflation has not had a material effect on our results of operations.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The preparation of our financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities as of the date of the financial statements and the amounts of revenues and expenses recorded during the reporting periods. We base our estimates on historical experience, where applicable, and other assumptions that we believe are reasonable under the circumstances. Actual results may differ from our estimates under different assumptions or conditions.

Our critical accounting policies and use of estimates are discussed in, and should be read in conjunction with, the annual consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2024, filed with the SEC on December 27, 2024, as amended on January 27, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the specified time periods and accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

Our Chief Executive Officer (who is our principal executive officer) and Chief Financial Officer (who is our principal financial officer and principal accounting officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of December 31, 2024. In designing and evaluating disclosure controls and procedures, we recognize that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective. As of December 31, 2024, based on the evaluation of these disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Changes In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material changes to the Company’s risk factors as disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2024, filed with the SEC on December 27, 2024, as amended on January 27, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended December 31, 2024, none of our directors or officers adopted or terminated any contract or written plan for the purchase or sale of our securities.

Item 6. Exhibits.

31.1	Certification of the Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a).*

31.2	Certification of the Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a).*

32.1	Certification of the Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.*

EX-101.INS	Inline XBRL Instance Document*

EX-101.SCH	Inline XBRL Taxonomy Extension Schema Document*

EX-101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

EX-101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

EX-101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

EX-101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

EX-104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIUS ONCOLOGY, INC.

Date: February 14, 2025	By:	/s/ Leonard Mazur
Leonard Mazur
Chief Executive Officer (Principal Executive Officer)

Date: February 14, 2025	By:	/s/ Jaime Bartushak
Jaime Bartushak
Chief Financial Officer (Principal Financial and Accounting Officer)