Form 10-Q
period 2025-03-31
CITIUS ONCOLOGY, INC.
filed 2025-05-14
CIK 1851484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2025

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

As of May 9, 2025, there were 71,552,402 shares of common stock, $0.0001 par value, of the registrant issued and outstanding.

Citius Oncology, Inc.

FORM 10-Q

TABLE OF CONTENTS

March 31, 2025

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

ii

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements.” Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors discussed from time to time in this Report and in other documents which we file with the Securities and Exchange Commission. In addition, such statements could be affected by risks and uncertainties related to:

●	our independent registered public accounting firm’s report includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern;

●	the Company’s need for substantial additional funds and its ability to raise those funds;

●	the ability of the Company to recognize the anticipated benefits of the Merger (as defined herein), which may not be realized fully, if at all, or may take longer to realize than expected;

●	our ongoing evaluations of strategic alternatives;

●	the ability of the Company to commercialize LYMPHIR, including covering the costs of licensing payments, product manufacturing and other third-party goods and services;

●	the ability of the Company to regain compliance with the continued listing requirements of the Nasdaq Stock Market LLC (“Nasdaq”);

●	the ability of LYMPHIR or any of our future product candidates to impact the quality of life of our target patient populations;

●	the estimated markets for LYMPHIR or any of our future product candidates and the acceptance thereof by any market;

●	our ability to procure cGMP commercial-scale supply;

●	our dependence on third-party suppliers;

●	risks arising from changes in the fields in which LYMPHIR and any of our future product candidates, if approved, may compete;

●	risks relating to the results of research and development activities, including those from our existing and any new pipeline assets;

●	ability to obtain, perform under and maintain financing and strategic agreements and relationships;

●	the Company’s operating results and financial performance;

●	uncertainties relating to preclinical and clinical testing, approval and commercialization of any future product candidates by the Company;

●	the Company’s ability to manage and grow our business and execution of our business and growth strategies;

●	the competitive environment in the life sciences and biotechnology industry;

●	failure to maintain, protect and defend the Company’s intellectual property rights;

●	changes in government laws and regulations, including laws governing intellectual property, and the enforcement thereof affecting the Company’s business;

●	changes in general economic conditions, geopolitical risk, including as a result of any unexpected global tariffs, pandemic or international conflict, including in the Middle East and between Russia and Ukraine;

●	the effect of the transactions on the Company’s business relationships, operating results, and businesses generally;

●	volatility in the price of the Company’s securities due to a variety of factors, including the Company’s inability to implement its business plans or meet or exceed our financial projections;

●	the outcome of any litigation related to or arising out of the Merger, or any adverse developments therein or delays or costs resulting therefrom; and

●	the other factors discussed in the “Risk Factors” section of our most recent Annual Report on Form 10-K for the fiscal year ended September 30, 2024, filed with the Securities and Exchange Commission on December 27, 2024, as amended on January 27, 2025, and elsewhere in this Report.

Any forward-looking statements speak only as of the date on which they are made, and except as may be required under applicable securities laws, we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the filing date of this Report.

iii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CITIUS ONCOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2025	September 30, 2024
Current Assets:
Cash and cash equivalents	$112	$112
Inventory	15,339,253	8,268,766
Prepaid expenses	2,700,000	2,700,000
Total Current Assets	18,039,365	10,968,878

Other Assets:
In-process research and development	73,400,000	73,400,000
Total Other Assets	73,400,000	73,400,000

Total Assets	$91,439,365	$84,368,878
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$7,676,310	$3,711,622
License payable	28,400,000	28,400,000
Accrued expenses	8,722,168	—
Due to related party	4,941,664	588,806
Total Current Liabilities	49,740,142	32,700,428

Deferred tax liability	2,256,480	1,728,000
Note payable to related party	3,800,111	3,800,111
Total Liabilities	55,796,733	38,228,539
Stockholders’ Equity:
Preferred stock - $0.0001 par value; 10,000,000 shares authorized: no shares issued and outstanding	—	—
Common stock - $0.0001 par value; 100,000,000; 71,552,402 shares issued and outstanding at March 31, 2025 and September 30, 2024	7,155	7,155
Additional paid-in capital	89,308,821	85,411,771
Accumulated deficit	(53,673,344)	(39,278,587)
Total Stockholders’ Equity	35,642,632	46,140,339
Total Liabilities and Stockholders’ Equity	$91,439,365	$84,368,878

See notes to unaudited condensed consolidated financial statements.

CITIUS ONCOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2025 AND 2024

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2025	2024	2025	2024
Revenues	$—	$—	$—	$—

Operating Expenses
Research and development	3,139,413	1,348,966	4,403,921	2,497,461
General and administrative	2,243,327	1,385,580	5,565,306	2,903,488
Stock-based compensation – general and administrative	2,088,572	1,957,000	3,897,050	3,874,000
Total Operating Expenses	7,471,312	4,691,546	13,866,277	9,274,949

Loss before Income Taxes	(7,471,312)	(4,691,546)	(13,866,277)	(9,274,949)
Income tax expense	264,240	144,000	528,480	288,000

Net Loss	$(7,735,552)	$(4,835,546)	$(14,394,757)	$(9,562,949)

Net Loss Per Share - Basic and Diluted	$(0.11)	$(0.07)	$(0.20)	$(0.14)

Weighted Average Common Shares Outstanding
Basic and diluted	71,552,402	67,500,000	71,552,402	67,500,000

 See notes to unaudited condensed consolidated financial statements.

CITIUS ONCOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2025 AND 2024

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, September 30, 2024	-	$-	71,552,402	$7,155	$85,411,771	$(39,278,587)	$46,140,339

Stock-based compensation expense	-	-	-	-	1,808,478	-	1,808,478
Net loss	-	-	-	-	-	(6,659,205)	(6,659,205)
Balance, December 31, 2024	-	-	71,552,402	7,155	87,220,249	(45,937,792)	41,289,612

Stock-based compensation expense	-	-	-	-	2,088,572	-	2,088,572
Net loss	-	-	-	-	-	(7,735,552)	(7,735,552)
Balance, March 31, 2025	-	-	71,552,402	$7,155	$89,308,821	$(53,673,344)	$35,642,632

Balance, September 30, 2023	-	$-	67,500,000	$6,750	$43,658,750	$(18,129,840)	$25,535,660

Stock-based compensation expense	-	-	-	-	1,917,000	-	1,917,000
Net loss	-	-	-	-	-	(4,727,403)	(4,727,403)
Balance, December 31, 2023	-	-	67,500,000	6,750	45,575,750	(22,857,243)	22,725,257
Stock-based compensation expense	-	-	-	-	1,957,000	-	1,957,000

Net loss	-	-	-	-	-	(4,835,546)	(4,835,546)
Balance, March 31, 2024	-	$-	67,500,000	$6,750	$47,532,750	$(27,692,789)	$19,846,711

See notes to unaudited condensed consolidated financial statements.

CITIUS ONCOLOGY, INC.

Condensed Consolidated STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED MARCH 31, 2025 AND 2024

(Unaudited)

	2025	2024
Cash Flows From Operating Activities:
Net loss	$(14,394,757)	$(9,562,949)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	3,897,050	3,874,000
Deferred income tax expense	528,480	288,000
Changes in operating assets and liabilities:
Inventory	(7,070,487)
Prepaid expenses		(1,171,920)
Accounts payable	3,964,688	(785,132)
Accrued expenses	8,722,168	(259,071)
Due to related party	4,352,858	7,617,072
Net Cash Provided By Operating Activities	-	-

Net Change in Cash and Cash Equivalents	-	-
Cash and Cash Equivalents – Beginning of Period	112	-
Cash and Cash Equivalents – End of Period	$112	$-

See notes to unaudited condensed consolidated financial statements.

CITIUS ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED MARCH 31, 2025 AND 2024

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

Since our inception, we have devoted substantially all our efforts to business planning, research and development, and recruiting management and technical staff. We are subject to a number of risks common to companies in the pharmaceutical industry including, but not limited to, the Company’s ability to obtain additional financing, risks related to the development by the Company or its competitors of research and development stage products, market acceptance of any of its products approved for marketing, competition from larger companies, dependence on key personnel, dependence on key suppliers and strategic partners and the Company’s compliance with governmental and other regulations.

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

While the Merger Sub was the legal acquirer of the Company, for accounting purposes, the Company was deemed to be the accounting acquirer. Accordingly, for accounting purposes, the Merger was treated as the equivalent of the Company issuing stock for the assets and liabilities of the Merger Sub, accompanied by a recapitalization. Total shares outstanding of the Company after the Merger and recapitalization increased to 71,552,402. The net assets of the merged entities are stated at historical cost, with no goodwill or other intangible assets recorded. Additionally, the historical financial statements of the Company became the historical financial statements of the Company.

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

Basis of Presentation and Summary of Significant Accounting Policies

Basis of Preparation - The accompanying unaudited condensed consolidated financial statements include the operations of Citius Oncology, Inc., and its wholly-owned subsidiary, Citius Oncology Sub, Inc., which was formed in connection with Merger. All significant inter-company balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to fairly state the condensed consolidated financial position of the Company as of March 31, 2025, and the results of its operations and cash flows for the three and six months ended March 31, 2025 and 2024. The operating results for the three and six months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending September 30, 2025. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2024 filed with the Securities and Exchange Commission (“SEC”) on December 27, 2024, as amended on January 27, 2025.

Use of Estimates - The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates having relatively higher significance include the accounting for in-process research and development, stock-based compensation, net realizable value of inventory and income taxes. Actual results could differ from those estimates and changes in estimates may occur.

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

2. GOING CONCERN UNCERTAINTY AND MANAGEMENT’S PLAN

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had a net loss of $14,394,757 for the six months ended March 31, 2025. The Company has no revenue and has relied on funding from Citius Pharma to finance its operations. At March 31, 2025, the Company had $112 in cash and a negative working capital of $31.7 million. Citius Pharma has sufficient capital to fund Citius Oncology through May 2025, which raises substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the accompanying financial statements are issued.

The Company plans to continue to rely on funding from Citius Pharma, to raise capital through equity financings from outside investors and to generate revenue from the future sales of LYMPHIR. Both the Company and Citius Pharma are actively engaged in capital raising efforts to extend the cash runway. The Company also has retained Jefferies LLC as its exclusive financial advisor in evaluating strategic alternatives aimed at maximizing shareholder value. There is no assurance, however, that Citius Pharma will have the resources to continue funding the Company, that the Company will be successful in raising the needed capital and, if funding is available, that it will be available on terms acceptable to the Company or that the Company will find strategic partners or generate substantial revenue from the sale of LYMPHIR. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of the above uncertainty.

3. INVENTORY

Inventory is stated at the lower of actual accumulated costs or net realizable value. Inventory consists of finished goods of $7,092,779, and work in process of $8,246,474 as of March 31, 2025. Inventory consists of finished goods of $6,134,895, and work in process of $2,133,862 as of September 30, 2024. Inventory is all related to the manufacturing of LYMPHIR commercial products to be sold in 2025. No reserves against inventory were deemed necessary based on an evaluation of the product expiration dating.

4. PREPAID EXPENSES

Prepaid expenses at March 31, 2025 and September 30, 2024 consist of $2,700,000 of advance payments made for the preparation of long-lead time drug substance and product costs, respectively, which will be utilized in research and development activities or in the manufacturing of LYMPHIR for sales.

5. PATENT AND TECHNOLOGY LICENSE AGREEMENTS

License Agreement with Eisai

In September 2021, Citius Pharma entered into an asset purchase agreement with Dr. Reddy’s Laboratories SA, a subsidiary of Dr. Reddy’s Laboratories, Ltd. (collectively, “Dr. Reddy’s”) and a license agreement with Eisai Co., Ltd. (“Eisai”) to acquire an exclusive license of E7777 (denileukin diftitox), an oncology immunotherapy for the treatment of CTCL, a rare form of non-Hodgkin lymphoma. Citius Pharma renamed E7777 as I/ONTAK and also obtained the trade name of LYMPHIR for the product. Citius Pharma assigned these agreements to us effective April 1, 2022.. The Company received a BLA approval from the FDA for LYMPHIR in August 2024.

Under the terms of these agreements, Citius Pharma acquired Dr. Reddy’s exclusive license for E7777 from Eisai and other related assets owned by Dr. Reddy’s (which are now owned by Citius Oncology). The exclusive license rights include rights to develop and commercialize E7777 in all markets except for Japan and certain parts of Asia. Additionally, we retained an option on the right to develop and market the product in India. Eisai retains exclusive development and marketing rights for the agent in Japan, China, Korea, Taiwan, Hong Kong, Macau, Indonesia, Thailand, Malaysia, Brunei, Singapore, India (subject to the India option prior to FDA approval), Pakistan, Sri Lanka, Philippines, Vietnam, Myanmar, Cambodia, Laos, Afghanistan, Bangladesh, Bhutan, Nepal, Mongolia, and Papua New Guinea. Citius Pharma paid Dr. Reddy’s a $40 million upfront payment, which represents the acquisition date fair value of the in-process research and development acquired from Dr. Reddy’s. Dr. Reddy’s is entitled to up to $40 million in development milestone payments related to CTCL approvals in the U.S. and other markets, up to $70 million in development milestones for additional indications, as well as commercial milestone payments and low double-digit tiered royalties on net product sales (within a range of 10% to 15%), and up to $300 million for commercial sales milestones. Citius Oncology also must pay on a fiscal quarter basis tiered royalties equal to low double-digit percentages of net product sales (within a range of 10% to 15%). The royalties will end on the earlier of (i) the 15-year anniversary of the first commercial sale of the latest indication that received regulatory approval in the applicable country and (ii) the date on which a biosimilar product results in the reduction of net sales in the applicable product by 50% in two consecutive quarters, as compared to the four quarters prior to the first commercial sale of the biosimilar product. Citius Oncology will also pay to Dr. Reddy’s an amount equal to a low-thirties percentage of any sublicense upfront consideration or milestone payments (or the like) received by us and the greater of (i) a low-thirties percentage of any sublicensee sales-based royalties or (ii) a mid-single digit percentage of such licensee’s net sales. Citius Pharma is a guarantor of Citius Oncology’s payment obligations under these agreements.

At the time of the FDA approval for LYMPHIR, a $27.5 million milestone payment became payable to Dr. Reddy’s under the terms of the asset purchase agreement for which a balance of $22.5 million remains due as of March 31, 2025. Pending further discussions with Dr. Reddy’s, Dr. Reddy’s agreed to a partial deferral without penalty of this milestone payment.

Under the license agreement, Eisai was to receive a $5.9 million milestone payment upon FDA approval, which is included in license payable at March 31, 2025, and additional commercial milestone payments related to the achievement of net product sales thresholds and an aggregate of up to $22 million related to the achievement of net product sales thresholds. Citius Oncology was also required to reimburse Eisai for up to $2.65 million of its costs to complete the Phase 3 pivotal clinical trial for LYMPHIR for the CTCL indication and reimburse Eisai for all reasonable costs associated with the preparation of a Biologics License Application (“BLA”) for LYMPHIR. Eisai was responsible for completing the CTCL clinical trial, and chemistry, manufacturing, and controls (“CMC”) activities through the filing of the BLA for LYMPHIR with the FDA. The BLA was approved by the FDA on August 8, 2024. We are responsible for development costs associated with potential additional indications.

On March 28, 2025, Citius Oncology and Eisai entered into a letter agreement that amended the license agreement to provide for a payment schedule to Eisai for the milestone payment and certain unpaid invoices. Citius Oncology has agreed to pay Eisai on or before July 15, 2025, an aggregate amount of $2,535,318 and thereafter on the 15th of each of the next four months to pay Eisai $2,350,000 and make a final payment of $2,197,892 to Eisai on or before December 15, 2025, in each case with interest on each obligation from its original due date through the date of actual payment under the letter agreement at the rate of 2% per annum. The parties released each other from any and all claims, losses, damages, costs and expenses that arise from or related to the failure of Citius Oncology to pay the milestone payment or the other incurred costs under the license agreement except for any claims arising out of a breach of the letter agreement. All other terms of the license agreement remain in full force and effect.

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

Upon FDA approval of LYMPHIR in August 2024, the Company was subject to approval milestone payments totaling $33.4 million. The Company paid $5.0 million prior to year end and the remaining balance is reflected as a License Payable on the balance sheet. The $33.4 million was recorded as in-process research and development asset and will be subject to amortization over the regulatory exclusivity period commencing upon revenue generation.

6. STOCKHOLDER’S EQUITY

Authorized Capital Stock

The certificate of incorporation adopted on August 5, 2024, in connection with the Merger, authorized 110,000,000 shares, of which 100,000,000 shares are common stock with a par value of $0.0001, and 10,000,000 shares are preferred stock with a par value of $0.0001. On April 7, 2025, pursuant to Board and stockholder approval, the Company amended its Certificate of Amendment to increase the authorized shares of common stock from 100,000,000 shares to 400,000,000 shares.

Stock Plans

Under the 2023 Citius Oncology Omnibus Stock Incentive Plan, adopted on April 29, 2023, we reserved 15,000,000 common shares for issuance. On August 2, 2024, we reserved an additional 15,000,000 common shares for issuance under the 2024 Citius Oncology Omnibus Stock Incentive Plan. The stock plans provide incentives to employees, directors, and consultants through grants of options, SARs, dividend equivalent rights, restricted stock, restricted stock units, or other rights.

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

A summary of option activity under the stock plans is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2024	12,750,000	$2.15	8.78 years	$—
Granted	5,750,000	$1.07
Forfeited	-
Outstanding at March 31, 2025	18,500,000	$1.81	8.72 years	$—
Exercisable at March 31, 2025	5,135,417	$2.06	8.39 years	$—

On December 2, 2024, the Board of Directors granted options to purchase 200,000 common shares at an exercise price of $1.02 per share.

On December 12, 2024, the Board of Directors granted options to purchase 5,550,000 common shares at an exercise price of $1.07 per share.

The weighted average grant date fair value of the options granted during the six months ended March 31, 2025 was estimated at $0.80 per share. All these options vest over terms of 12 to 36 months and have a term of 10 years.

Stock-based compensation expense for the three months ended March 31, 2025 and 2024 was $2,088,572 and $1,957,000, respectively. Stock-based compensation expense for the six months ended March 31, 2025 and 2024 was $3,897,050 and $3,874,000, respectively.

At March 31, 2025, unrecognized total compensation cost related to unvested awards under the Citius Oncology stock plans of $12,304,857 is expected to be recognized over a weighted average period of 1.64 years.

7. COMMERCIAL MANUFACTURING CONTRACTS

The Company has entered into an agreement with a contract manufacturing organization for the manufacture and supply of drug substance. The agreement runs through calendar 2026, with an automatic renewal for a subsequent four-year term. Under this agreement, the Company is obligated to purchase minimum annual quantities of batches at a set price per batch, subject to annual increases. Additionally, the Company is required to pay an annual service fee of $250,000. The agreement also includes provisions for potential price increases based on increases in the manufacturer’s operating expenses or industry indices, as well as significant termination fees and obligations. As of March 31, 2025, the total minimum purchase commitment under this agreement was approximately $17.3 million consisting of payments of $11.9 million and $5.4 million for calendar years 2025 and 2026, respectively.

As of March 31, 2025, the Company also has commercial supply agreements with two other vendors for the completion and packaging of finished drug products. Minimum purchase commitments under these two agreements amount to approximately $4.5 million consisting of purchase commitment obligations of $2.9 million in calendar year 2025 and $1.6 million in 2026.

8. RELATED PARTY TRANSACTIONS

The Company’s officers and directors also serve as officers of Citius Pharma. As of March 31, 2025, the Company does not have any employees. The Company and Citius Pharma entered into the A&R Shared Services Agreement. Under the terms of the agreement, Citius Pharma provides management and scientific services to the Company.

During the three months ended March 31, 2025, Citius Pharma charged the Company $567,937 for reimbursement of general and administrative payroll, $480,000 for reimbursement of research and development payroll, and $30,368 for the use of shared office space. During the three months ended March 31, 2024, Citius Pharma charged the Company $433,394 for reimbursement of general and administrative payroll, $483,063 for reimbursement of research and development payroll, and $27,939 for the use of shared office space.

During the six months ended March 31, 2025, Citius Pharma charged the Company $1,135,874 for reimbursement of general and administrative payroll, $960,000 for reimbursement of research and development payroll, and $58,307 for the use of shared office space. During the six months ended March 31, 2024, Citius Pharma charged the Company $855,676 for reimbursement of general and administrative payroll, $966,126 for reimbursement of research and development payroll, and $60,735 for the use of shared office space.

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

9. SUBSEQUENT EVENTS

On April 5, 2025, upon stockholder approval, the Company amended its Certificate of Incorporation to increase the Company’s authorized shares of Common Stock to 400,000,000 shares from 100,000,000 shares.

On April 23, 2025, we received a notification letter from the Nasdaq Stock Market LLC (“Nasdaq”) indicating that we were not in compliance with Nasdaq Listing Rule 5550(a)(2) because the minimum bid price of our common stock on the Nasdaq Capital Market closed below $1.00 per share for 30 consecutive business days. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has a compliance period of 180 calendar days, or until October 20, 2025, to regain compliance with the Bid Price Rule. If at any time before October 20, 2025 the bid price of our common stock closes at $1.00 per share or more for a minimum of ten consecutive business days, Nasdaq will provide us with written confirmation of compliance with the Bid Price Rule. If we do not regain compliance with the Bid Price Rule by October 20, 2025, Nasdaq will provide notice to us that our common stock is subject to delisting. At that time, we may appeal the determination to a Nasdaq hearings panel. The request for a hearing will stay any suspension or delisting action pending the issuance of the hearing panel’s decision. We are currently evaluating our options for regaining compliance. There can be no assurance that we will be able to regain compliance with the Bid Price Rule, even if we maintain compliance with the other listing requirements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations for the three and six months ended March 31, 2025 and 2024 should be read together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Report and in conjunction with the audited financial statements of Citius Oncology, Inc. included in our Annual Report on Form 10-K for the year ended September 30, 2024, filed with the Securities and Exchange Commission (“SEC”) on December 27, 2024, as amended on January 27, 2025. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors. We caution that assumptions, expectations, projections, intentions, or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please see “Cautionary Note Regarding Forward-Looking Statements” on page iii of this Report.

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

Since inception, we devoted substantially all of our efforts to business planning, research and development, and recruiting management and technical staff. The Company is subject to a number of risks common to companies in the pharmaceutical industry including, but not limited to, the Company’s ability to obtain additional financing, risks related to the development by the Company or our competitors of research and development stage products, market acceptance of our approved products, competition from larger companies, dependence on key personnel, dependence on key suppliers and strategic partners and the Company’s compliance with governmental and other regulations.

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

Under the terms of these agreements, Citius Pharma acquired Dr. Reddy’s exclusive license for E7777 from Eisai and other related assets owned by Dr. Reddy’s which are now owned by us. The exclusive license rights include rights to develop and commercialize E7777 in all markets except for Japan and certain parts of Asia. Additionally, we retained an option on the right to develop and market the product in India. Eisai retains exclusive development and marketing rights for the agent in Japan, China, Korea, Taiwan, Hong Kong, Macau, Indonesia, Thailand, Malaysia, Brunei, Singapore, India (subject to the India option prior to FDA approval), Pakistan, Sri Lanka, Philippines, Vietnam, Myanmar, Cambodia, Laos, Afghanistan, Bangladesh, Bhutan, Nepal, Mongolia, and Papua New Guinea. Citius Pharma paid Dr. Reddy’s a $40 million upfront payment, which represents the acquisition date fair value of the in-process research and development acquired from Dr. Reddy’s. Dr. Reddy’s is entitled to up to $40 million in development milestone payments related to CTCL approvals in the U.S. and other markets, up to $70 million in development milestones for additional indications, as well as commercial milestone payments and low double-digit tiered royalties on net product sales (within a range of 10% to 15%) and up to $300 million for commercial sales milestones. We also must pay on a fiscal quarter basis tiered royalties equal to low double-digit percentages of net product sales (within a range of 10% to 15%). The royalties will end on the earlier of (i) the 15-year anniversary of the first commercial sale of the latest indication that received regulatory approval in the applicable country and (ii) the date on which a biosimilar product results in the reduction of net sales in the applicable product by 50% in two consecutive quarters, as compared to the four quarters prior to the first commercial sale of the biosimilar product. We will also pay to Dr. Reddy’s an amount equal to a low-thirties percentage of any sublicense upfront consideration or milestone payments (or the like) received by us and the greater of (i) a low-thirties percentage of any sublicensee sales-based royalties or (ii) a mid-single digit percentage of such licensee’s net sales. Citius Pharma is a guarantor of Citius Oncology’s payment obligations under these agreements.

At the time of the FDA approval for LYMPHIR, a $27.5 million milestone payment became payable to Dr. Reddy’s under the terms of the asset purchase agreement for which a balance of $22.5 million remains due as of March 31. 2025. Pending further discussions with Dr. Reddy’s, Dr. Reddy’s agreed to a partial deferral without penalty of this milestone payment.

Under the license agreement, Eisai was to receive a $5.9 million milestone payment, upon FDA approval which is included in license payable at March 31, 2025, and additional commercial milestone payments related to the achievement of net product sales thresholds and an aggregate of up to $22 million related to the achievement of net product sales thresholds. We were also required to reimburse Eisai for up to $2.65 million of its costs to complete the Phase 3 pivotal clinical trial for LYMPHIR for the CTCL indication and reimburse Eisai for all reasonable costs associated with the preparation of a BLA for LYMPHIR. Eisai was responsible for completing the CTCL clinical trial, and CMC activities through the filing of a BLA for LYMPHIR with the FDA. The BLA was approved by the FDA on August 8, 2024. The Company will be responsible for development costs associated with potential additional indications.

On March 28, 2025, Citius Oncology and Eisai entered into a letter agreement that amended the license agreement to provide for a payment schedule to Eisai for the milestone payment and certain unpaid invoices. Citius Oncology has agreed to pay Eisai on or before July 15, 2025, an aggregate amount of $2,535,318 and thereafter on the 15th of each of the next four months to pay Eisai $2,350,000 and make a final payment of $2,197,892 to Eisai on or before December 15, 2025, in each case with interest on each obligation from its original due date through the date of actual payment under the letter agreement at the rate of 2% per annum. The parties released each other from any and all claims, losses, damages, costs and expenses that arise from or related to the failure of Citius Oncology to pay the milestone payment or the other incurred costs under the license agreement except for any claims arising out of a breach of the letter agreement. All other terms of the license agreement remain in full force and effect.

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

RESULTS OF OPERATIONS

Three months ended March 31, 2025 compared with the three months ended March 31, 2024

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Revenues	$—	$—

Operating expenses:
Research and development	3,139,413	1,348,966
General and administrative	2,243,327	1,385,580
Stock-based compensation – general and administrative	2,088,572	1,957,000
Total operating expenses	7,471,312	4,691,546

Loss before income taxes	(7,471,312)	(4,691,546)
Income tax expense	264,240	144,000
Net loss	$(7,735,552)	$(4,835,546)

Revenues

We did not generate any revenues for the three months ended March 31, 2025 and 2024.

Research and Development Expenses

For the three months ended March 31, 2025, research and development expenses were $3,139,413 as compared to $1,348,966 for the three months ended March 31, 2024, an increase of $1,790,447 primarily related to costs associated with the expense of a drug substance batch needed for the pre-license inspection of the manufacturer.

General and Administrative Expenses

For the three months ended March 31, 2025, general and administrative expenses were $2,243,327 as compared to $1,385,580 for the three months ended March 31, 2024, an increase of $857,747. The primary reason for the increase was the efforts associated with the pre-commercial and commercial launch activities of LYMPHIR associated with market research, marketing, distribution and drug product reimbursement from health plans and payers.

Stock-based Compensation Expense

For the three months ended March 31, 2025, stock-based compensation expense was $2,088,572 as compared to $1,957,000 for the three months ended March 31, 2024. The primary reason for the $131,572 increase in stock-based compensation expense was the new options granted in December 2024.

Income Taxes

The Company recorded deferred income tax expense of $264,240 in the three months ended March 31, 2025 as compared to $144,000 in the three months ended March 31, 2024 related to the amortization for taxable purposes of its in-process research and development asset.

Net Loss

For the three months ended March 31, 2025, we incurred a net loss of $7,735,552 compared to a net loss of $4,835,546 for the three months ended March 31, 2024. The $2,900,006 increase in the net loss was primarily due to the increases of $1,790,447 in research and development and $857,747 in general and administrative expenses.

Six months ended March 31, 2025 compared with the six months ended March 31, 2024

	Six Months Ended March 31, 2025	Six Months Ended March 31, 2024
Revenues	$—	$—

Operating expenses:
Research and development	4,403,921	2,497,461
General and administrative	5,565,306	2,903,488
Stock-based compensation – general and administrative	3,897,050	3,874,000
Total operating expenses	13,866,277	9,274,949

Loss before income taxes	(13,866,277)	(9,274,949)
Income tax expense	528,480	288,000
Net loss	$(14,394,757)	$(9,562,949)

Revenues

We did not generate any revenues for the six months ended March 31, 2025 and 2024.

Research and Development Expenses

For the six months ended March 31, 2025, research and development expenses were $4,403,921 as compared to $2,497,461 for the six months ended March 31, 2024, an increase of $1,906,460 primarily related to costs associated with the expense of a drug substance batch needed for the pre-license inspection of the manufacturer.

General and Administrative Expenses

For the six months ended March 31, 2025, general and administrative expenses were $5,565,306 as compared to $2,903,488 for the six months ended March 31, 2024, an increase of $2,661,818. The primary reason for the increase was the efforts associated with the pre-commercial and commercial launch activities of LYMPHIR associated with market research, marketing, distribution and drug product reimbursement from health plans and payers.

Stock-based Compensation Expense

For the six months ended March 31, 2025, stock-based compensation expense was $3,897,050 as compared to $3,874,000 for the six months ended March 31, 2024. The primary reason for the $23,050 increase in stock-based compensation expense was the new options granted in December 2024.

Income Taxes

The Company recorded deferred income tax expense of $528,480 in the six months ended March 31, 2025 as compared to $288,000 in the six months ended March 31, 2024 related to the amortization for taxable purposes of its in-process research and development asset.

Net Loss

For the six months ended March 31, 2025, we incurred a net loss of $14,394,757 compared to a net loss of $9,562,949 for the six months ended March 31, 2024. The $4,831,808 increase in the net loss was primarily due to the increases of $1,906,460 in research and development and 2,661,818 in general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Working Capital

Citius Oncology has incurred operating losses since inception and incurred a net loss of $14,394,757 for the six months ended March 31, 2025. At March 31, 2025, we had an accumulated deficit of $53,673,344. The Company has no revenue and has relied on funding from Citius Pharma to finance its operations. At March 31, 2025, we had $112 in cash and a negative working capital of approximately $31.7 million.

We need to obtain substantial additional financing in order to satisfy our outstanding milestone payment obligations, as well as meet minimum purchase commitments under our agreements for the manufacture and supply of our drug product, and cannot be sure that any additional funding will be available on terms favorable to us, or at all. As of March 31, 2025, the Company’s outstanding milestone payments and purchase commitments for 2025 include:

●	We have agreed to pay Eisai on or before July 15, 2025, an aggregate amount of $2,535,318 and thereafter on the 15th of each of the next four months $2,350,000 and make a final payment of $2,197,892 to Eisai on or before December 15, 2025, in each case with interest on each obligation from its original due date through the date of actual payment under the letter agreement at the rate of 2% per annum.

●	At the time of the FDA approval for LYMPHIR, a $27.5 million milestone payment became payable to Dr. Reddy’s under the terms of the asset purchase agreement for which a balance of $22.5 million remains due as of March 31, 2025. Pending further discussions with Dr. Reddy’s, Dr. Reddy’s agreed to a partial deferral without penalty of this milestone payment.

●	We have entered into an agreement with a contract manufacturing organization for the manufacture and supply of drug substance. Under this agreement, the Company is obligated to purchase minimum annual quantities of batches at a set price per batch, subject to annual increases. As of March 31, 2025, the total minimum purchase commitment under this agreement was approximately $17.3 million, consisting of payments of $11.9 million and $5.4 million for calendar years 2025 and 2026, respectively.

●	As of March 31, 2025, the Company also has commercial supply agreements with two other vendors for the completion and packaging of finished drug products. Minimum purchase commitments under these two agreements amount to approximately $4.5 million consisting of purchase commitment obligations of $2.9 million in calendar years 2025 and $1.6 million in 2026.

We plan to continue to rely on funding from Citius Pharma, to raise capital through equity financings from outside investors and to generate revenue from the future sales of LYMPHIR. We also have retained Jefferies LLC as our exclusive financial advisor in evaluating strategic alternatives aimed at maximizing shareholder value. There is no assurance, however, that Citius Pharma will have the resources to continue funding us, that we will be successful in raising the needed capital and, if funding is available, that it will be available on terms acceptable to us or that we will find strategic partners or generate substantial revenue from the sale of LYMPHIR.

On April 2, 2025, Citius Pharma closed on a registered direct offering to an institutional investor of its common stock and pre-funded warrants to purchase common stock. The net proceeds to Citius Pharma from the offering were approximately $1.735 million, after deducting placement agent fees and other offering expenses payable by Citius Pharma.

After giving effect to the Citius Pharma April 2, 2025 financing, we expect that Citius Pharma will have sufficient funds to continue our operations through May 2025. We will need to raise additional capital in the future to support our operations beyond May 2025. There is no assurance, however, that we will be successful in raising the needed capital or that the proceeds will be received in an amount or in a timely manner to support our operations.

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

Our Chief Executive Officer (who is our principal executive officer) and Chief Financial Officer (who is our principal financial officer and principal accounting officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of March 31, 2025. In designing and evaluating disclosure controls and procedures, we recognize that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective. As of March 31, 2025, based on the evaluation of these disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Changes In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Except for the below, there have been no material changes to the Company’s risk factors as disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2024, filed with the SEC on December 27, 2024, as amended on January 27, 2025.

Our independent registered public accounting firm’s report includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

As a result of our historical operating losses and expected future negative cash flows from operations, we have concluded that there is substantial doubt about our ability to continue as a going concern. Similarly, the report of our independent registered public accounting firm on our consolidated financial statements, which was included in our Annual Report on Form 10-K for the year ended September 30, 2024, includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern. Our consolidated financial statements for the fiscal year ended September 30, 2024 have been prepared assuming we will continue as a going concern and do not include any adjustments that might result from uncertainty about our ability to continue as a going concern. You should not rely on our consolidated balance sheet as an indication of the amount of proceeds that would be available to satisfy claims of creditors, and potentially be available for distribution to stockholders, in the event of liquidation.

After giving effect to the Citius Pharma financing in April 2025, we expect to have sufficient funds to continue our operations through May 2025. We will need to raise additional capital in the future to support our operations beyond May 2025. The Company’s continued operations beyond May 2025, including our commercialization of LYMPHIR, will depend on our ability to successfully launch and generate substantial revenue from the sale of LYMPHIR and on our ability to raise additional capital through various potential sources, such as equity and/or debt financings, strategic relationships, or out-licensing of its product candidates. Substantial doubt about our ability to continue as a going concern may materially and adversely affect the price per share of our Common Stock and make it more difficult to obtain financing. If the Company is unable to raise sufficient capital, find strategic partners or generate substantial revenue from the sale of LYMPHIR, there will be a material adverse effect on its business, including the dissolution and liquidation of our Company. Further, the Company expects in the future to incur additional expenses as we continue our efforts to commercialize LYMPHIR and protect our intellectual property.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended March 31, 2025, none of our directors or officers adopted or terminated any contract or written plan for the purchase or sale of our securities.

Item 6. Exhibits.

3.1	Certificate of Incorporation of Citius Oncology, Inc. (incorporated by reference to Exhibit 3.1 of Form 8-K filed on August 16, 2024).

3.2	Certificate of Amendment to Certificate of Incorporation of Citius Oncology, Inc., effective April 7, 2025 (incorporated by reference to Annex A to Schedule 14C filed on February 24, 2025).

31.1	Certification of the Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a).*

31.2	Certification of the Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a).*

32.1	Certification of the Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.*

EX-101.INS	Inline XBRL Instance Document*

EX-101.SCH	Inline XBRL Taxonomy Extension Schema Document*

EX-101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

EX-101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

EX-101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

EX-101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

EX-104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIUS ONCOLOGY, INC.

Date: May 14, 2025	By:	/s/ Leonard Mazur
Leonard Mazur
Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2025	By:	/s/ Jaime Bartushak
Jaime Bartushak
Chief Financial Officer (Principal Financial and Accounting Officer)