Form 10-Q
period 2025-06-30
CITIUS ONCOLOGY, INC.
filed 2025-08-12
CIK 1851484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2025

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

As of August 11, 2025, there were 78,370,584 shares of common stock, $0.0001 par value, of the registrant issued and outstanding.

Citius Oncology, Inc.

FORM 10-Q

TABLE OF CONTENTS

June 30, 2025

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements.” Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors discussed from time to time in this Report and in other documents which we file with the Securities and Exchange Commission (“SEC”). In addition, such statements could be affected by risks and uncertainties related to:

●	our independent registered public accounting firm’s report includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern;

●	the Company’s need for substantial additional funds, including for the launch of LYMPHIR, and its ability to raise those funds;

●	the ability of the Company to commercialize LYMPHIR, including covering the costs of licensing payments, product manufacturing and other third-party goods and services;

●	the ability of the Company to recognize the anticipated benefits of the Merger (as defined herein), which may not be realized fully, if at all, or may take longer to realize than expected;

●	our ongoing evaluations of strategic alternatives;

●	the ability of the Company to maintain compliance with the continued listing requirements of the Nasdaq Stock Market LLC (“Nasdaq”);

●	the ability of LYMPHIR or any of our future product candidates to impact the quality of life of our target patient populations;

●	the estimated markets for LYMPHIR or any of our future product candidates and the acceptance thereof by any market;

●	our ability to procure cGMP commercial-scale supply;

●	our dependence on third-party suppliers;

●	risks arising from changes in the fields in which LYMPHIR and any of our future product candidates, if approved, may compete;

●	risks relating to the results of research and development activities, including those from our existing and any new pipeline assets;

●	ability to obtain, perform under and maintain financing and strategic agreements and relationships;

●	the Company’s operating results and financial performance;

●	uncertainties relating to preclinical and clinical testing, approval and commercialization of any future product candidates by the Company;

●	the Company’s ability to manage and grow our business and execution of our business and growth strategies;

●	the competitive environment in the life sciences and biotechnology industry;

●	failure to maintain, protect and defend the Company’s intellectual property rights;

●	changes in government laws and regulations, including laws governing intellectual property, and the enforcement thereof affecting the Company’s business;

●	changes in general economic conditions, global trade conditions, including the level of tariffs imposed by governments, geopolitical risk, including as a result of any unexpected global tariffs, pandemic or international conflict, including in the Middle East and between Russia and Ukraine;

●	the effect of the transactions on the Company’s business relationships, operating results, and businesses generally;

●	volatility in the price of the Company’s securities due to a variety of factors, including the Company’s inability to implement its business plans or meet or exceed our financial projections;

●	the outcome of any litigation related to or arising out of the Merger, or any adverse developments therein or delays or costs resulting therefrom; and

●	the other factors discussed in the “Risk Factors” section of our most recent Annual Report on Form 10-K for the fiscal year ended September 30, 2024, filed with the SEC on December 27, 2024, as amended on January 27, 2025, and our most recent Quarterly Report on Form 10-Q for the six months ended March 31, 2025, filed with the SEC on May 14, 2025, and elsewhere in this Report.

Any forward-looking statements speak only as of the date on which they are made, and except as may be required under applicable securities laws, we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the filing date of this Report.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CITIUS ONCOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2025	September 30, 2024
Current Assets:
Cash and cash equivalents	$112	$112
Inventory	17,208,967	8,268,766
Prepaid expenses	1,100,000	2,700,000
Total Current Assets	18,309,079	10,968,878

Other Assets:
In-process research and development	73,400,000	73,400,000
Total Other Assets	73,400,000	73,400,000

Total Assets	$91,709,079	$84,368,878
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$8,667,419	$3,711,622
License payable	28,400,000	28,400,000
Accrued expenses	8,458,554	—
Due to related party	7,464,362	588,806
Total Current Liabilities	52,990,335	32,700,428

Deferred tax liability	2,520,720	1,728,000
Note payable to related party	3,800,111	3,800,111
Total Liabilities	59,311,166	38,228,539
Stockholders’ Equity:
Preferred stock - $0.0001 par value; 10,000,000 shares authorized: no shares issued and outstanding	—	—
Common stock - $0.0001 par value; 400,000,000 and 100,000,000 shares authorized at June 30, 2025 and September 30, 2024, respectively; 71,552,402 shares issued and outstanding	7,155	7,155
Additional paid-in capital	91,434,058	85,411,771
Accumulated deficit	(59,043,300)	(39,278,587)
Total Stockholders’ Equity	32,397,913	46,140,339
Total Liabilities and Stockholders’ Equity	$91,709,079	$84,368,878

See notes to unaudited condensed consolidated financial statements.

CITIUS ONCOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2025 AND 2024

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024
Revenues	$—	$—	$—	$—

Operating Expenses
Research and development	938,277	1,131,439	5,342,198	3,628,900
General and administrative	1,881,447	1,540,411	7,446,753	4,443,899
Stock-based compensation – general and administrative	2,125,237	1,957,000	6,022,287	5,831,000
Total Operating Expenses	4,944,961	4,628,850	18,811,238	13,903,799

Operating Loss	(4,944,961)	(4,628,850)	(18,811,238)	(13,903,799)

Interest expense	160,755	—	160,755	—

Loss before Income Taxes	(5,105,716)	(4,628,850)	(18,971,993)	(13,903,799)
Income tax expense	264,240	144,000	792,720	432,000

Net Loss	$(5,369,956)	$(4,772,850)	$(19,764,713)	$(14,335,799)

Net Loss Per Share - Basic and Diluted	$(0.08)	$(0.07)	$(0.28)	$(0.21)

Weighted Average Common Shares Outstanding
Basic and diluted	71,552,402	67,500,000	71,552,402	67,500,000

 See notes to unaudited condensed consolidated financial statements.

CITIUS ONCOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2025 AND 2024

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, September 30, 2024	-	$-	71,552,402	$7,155	$85,411,771	$(39,278,587)	$46,140,339

Stock-based compensation expense	-	-	-	-	1,808,478	-	1,808,478
Net loss	-	-	-	-	-	(6,659,205)	(6,659,205)
Balance, December 31, 2024	-	-	71,552,402	7,155	87,220,249	(45,937,792)	41,289,612

Stock-based compensation expense	-	-	-	-	2,088,572	-	2,088,572
Net loss	-	-	-	-	-	(7,735,552)	(7,735,552)
Balance, March 31, 2025	-	-	71,552,402	7,155	89,308,821	(53,673,344)	35,642,632

Stock-based compensation expense	-	-	-	-	2,125,237	-	2,125,237
Net loss	-	-	-	-	-	(5,369,956)	(5,369,956)
Balance, June 30, 2025	-	$-	71,552,402	$7,155	$91,434,058	$(59,043,300)	$32,397,913

Balance, September 30, 2023	-	$-	67,500,000	$6,750	$43,658,750	$(18,129,840)	$25,535,660

Stock-based compensation expense	-	-	-	-	1,917,000	-	1,917,000
Net loss	-	-	-	-	-	(4,727,403)	(4,727,403)
Balance, December 31, 2023	-	-	67,500,000	6,750	45,575,750	(22,857,243)	22,725,257
Stock-based compensation expense	-	-	-	-	1,957,000	-	1,957,000
Net loss	-	-	-	-	-	(4,835,546)	(4,835,546)
Balance, March 31, 2024	-	-	67,500,000	6,750	47,532,750	(27,692,789)	19,846,711
Stock-based compensation expense	-	-	-	-	1,957,000	-	1,957,000
Net loss	-	-	-	-	-	(4,772,850)	(4,772,850)
Balance, June 30, 2024	-	$-	67,500,000	$6,750	$49,489,750	$(32,465,639)	$17,030,861

See notes to unaudited condensed consolidated financial statements.

CITIUS ONCOLOGY, INC.

Condensed Consolidated STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED JUNE 30, 2025 AND 2024

(Unaudited)

	2025	2024
Cash Flows From Operating Activities:
Net loss	$(19,764,713)	$(14,335,799)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	6,022,287	5,831,000
Deferred income tax expense	792,720	432,000
Changes in operating assets and liabilities:
Inventory	(8,940,201)	-
Prepaid expenses	1,600,000	(2,271,920)
Accounts payable	4,955,797	(1,289,045)
Accrued expenses	8,458,554	185,930
Due to related party	6,875,556	11,447,834
Net Cash Provided By Operating Activities	-	-

Net Change in Cash and Cash Equivalents	-	-
Cash and Cash Equivalents – Beginning of Period	112	-
Cash and Cash Equivalents – End of Period	$112	$-

See notes to unaudited condensed consolidated financial statements.

CITIUS ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JUNE 30, 2025 AND 2024

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

On August 12, 2024, pursuant to the terms and conditions of the Merger Agreement, Merger Sub merged with and into SpinCo, with SpinCo surviving as a wholly owned subsidiary of TenX (the “Merger”) which was subsequently renamed Citius Oncology Sub, Inc. Prior to closing of the Merger, TenX migrated to and domesticated as a Delaware corporation in accordance with Section 388 of the General Corporation Law of the State of Delaware and the Cayman Islands Companies Act (As Revised) (the “Domestication”). As part of the Domestication, TenX changed its name to “Citius Oncology, Inc.” (Nasdaq: CTOR). Immediately after the closing of the Merger, Citius Pharma owned approximately 92.3% of the outstanding shares of common stock of the Company. As of July 17, 2025, Citius Pharma owned approximately 84.3% of the outstanding shares of common stock of the Company.

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

The Merger, net amount of $2,753,795 charged to additional paid-in capital consists of $395,015 of net liabilities of TenX on the date of the Merger (cash of $163,500 less liabilities of $559,015) plus directly related transaction costs of $2,358,780.

As part of the Merger, Citius Pharma made capital investments in the Company through cash contributions of $3,827,944 to fund transactions related to the Merger and by reclassifying to additional paid-in capital intercompany receivables of $33,180,961 that were due from the Company to Citius Pharma. Simultaneously, Citius Pharma advanced an additional $3,800,111 to the Company under the terms of a note payable (see Note 8).

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to fairly state the condensed consolidated financial position of the Company as of June 30, 2025, and the results of its operations and cash flows for the three and nine months ended June 30, 2025 and 2024. The operating results for the three and nine months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending September 30, 2025. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2024 filed with the Securities and Exchange Commission (“SEC”) on December 27, 2024, as amended on January 27, 2025.

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

2. GOING CONCERN UNCERTAINTY AND MANAGEMENT’S PLAN

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had a net loss of $19,764,713 for the nine months ended June 30, 2025. The Company has no revenue and has relied on funding from Citius Pharma to finance its operations. At June 30, 2025, the Company had $112 in cash and a negative working capital of $34.7 million.

On July 17, 2025, Citius Oncology completed a public offering of 6,818,182 shares of its common stock and warrants to purchase 6,818,182 shares of its common stock at $1.32 per share. The immediately exercisable five-year warrants have an exercise price of $1.32 per share. Gross proceeds from the offering, before deducting placement agent fees and other estimated offering expenses, were approximately $9.0 million. The net proceeds from the offering were approximately $7.44 million, after deducting placement agent fees and other offering expenses.

After giving effect to the July 17, 2025 financing, we expect that we will have sufficient funds to continue our operations through September 2025. We will need to raise additional capital in the future to support our operations beyond September 2025, which raises substantial doubt about our ability to continue as a going concern within one year after the date that the accompanying financial statements are issued.

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

3. INVENTORY

Inventory is stated at the lower of actual accumulated costs or net realizable value. Inventory consists of finished goods of $8,962,493, and work in process of $8,246,474 as of June 30, 2025. Inventory consists of finished goods of $6,134,895, and work in process of $2,133,862 as of September 30, 2024. Inventory is all related to the manufacturing of LYMPHIR commercial products expected to be sold commencing in the fourth quarter of 2025. No reserves against inventory were deemed necessary based on an evaluation of the product expiration dating.

4. PREPAID EXPENSES

Prepaid expenses at June 30, 2025 and September 30, 2024 consist of $1,100,000 and $2,700,000, respectively, of advance payments made for the preparation of long-lead time drug substance and product costs, respectively, which will be utilized in research and development activities or in the manufacturing of LYMPHIR for sales.

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

At the time of the FDA approval for LYMPHIR, a $27.5 million milestone payment became payable to Dr. Reddy’s under the terms of the asset purchase agreement for which a balance of $22.5 million remains due as of June 30, 2025. Pending further discussions with Dr. Reddy’s, Dr. Reddy’s agreed to a partial deferral without penalty of this milestone payment. On July 10, 2025, Citius Pharma made a payment of $1,000,000 to Dr. Reddy’s against the outstanding milestone approval fee. On July 28, 2025, Citius Oncology made a payment of $1,250,000 to Dr. Reddy’s against the outstanding milestone approval fees.

Under the license agreement, Eisai was to receive a $5.9 million milestone payment upon FDA approval, which is included in license payable at June 30, 2025, and additional commercial milestone payments related to the achievement of net product sales thresholds and an aggregate of up to $22 million related to the achievement of net product sales thresholds. Citius Oncology was also required to reimburse Eisai for up to $2.65 million of its costs to complete the Phase 3 pivotal clinical trial for LYMPHIR for the CTCL indication and reimburse Eisai for all reasonable costs associated with the preparation of a Biologics License Application (“BLA”) for LYMPHIR. Eisai was responsible for completing the CTCL clinical trial, and chemistry, manufacturing, and controls (“CMC”) activities through the filing of the BLA for LYMPHIR with the FDA. The BLA was approved by the FDA on August 8, 2024. We are responsible for development costs associated with potential additional indications.

On March 28, 2025, Citius Oncology and Eisai entered into a letter agreement that amended the license agreement to provide for a payment schedule to Eisai for the milestone payment and certain unpaid invoices. Citius Oncology has agreed to pay Eisai on or before July 15, 2025, an aggregate amount of $2,535,318 and thereafter on the 15th of each of the next four months to pay Eisai $2,350,000 and make a final payment of $2,197,892 to Eisai on or before December 15, 2025, in each case with interest on each obligation from its original due date through the date of actual payment under the letter agreement at the rate of 2% per annum. During the nine months ended June 30, 2025 Citius Oncology recorded $160,755 in interest expense under the agreement. The parties released each other from any and all claims, losses, damages, costs and expenses that arise from or related to the failure of Citius Oncology to pay the milestone payment or the other incurred costs under the license agreement except for any claims arising out of a breach of the letter agreement. All other terms of the license agreement remain in full force and effect. On July 15, 2025, Citius Pharma made a payment of $1,091,167.12 to Eisai for the outstanding milestone approval fee and accumulated interest associated with the letter agreement. On July 21, 2025, Citius Oncology made a payment to Eisai of $1,616,521.96 for other certain invoices and accumulated interest associated with the letter agreement.

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

A summary of option activity under the stock plans is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2024	12,750,000	$2.15	8.78 years	$—
Granted	5,750,000	$1.07
Forfeited	(333,333)	1.74
Outstanding at June 30, 2025	18,166,667	$1.82	8.43 years	$46,051,667
Exercisable at June 30, 2025	5,554,167	$1.99	8.13 years	$13,098,333

On December 2, 2024, the Board of Directors granted options to purchase 200,000 common shares at an exercise price of $1.02 per share.

On December 12, 2024, the Board of Directors granted options to purchase 5,550,000 common shares at an exercise price of $1.07 per share.

The weighted average grant date fair value of the options granted during the nine months ended June 30, 2025 was estimated at $0.80 per share. All these options vest over terms of 12 to 36 months and have a term of 10 years.

Stock-based compensation expense for the three months ended June 30, 2025 and 2024 was $2,125,237 and $1,957,000, respectively. Stock-based compensation expense for the nine months ended June 30, 2025 and 2024 was $6,022,287 and $5,831,000, respectively.

At June 30, 2025, unrecognized total compensation cost related to unvested awards under the Citius Oncology stock plans of $9,909,073 is expected to be recognized over a weighted average period of 1.41 years.

7. COMMERCIAL MANUFACTURING CONTRACTS

The Company has entered into an agreement with a contract manufacturing organization for the manufacture and supply of drug substance. The agreement runs through calendar 2026, with an automatic renewal for a subsequent four-year term. Under this agreement, the Company is obligated to purchase minimum annual quantities of batches at a set price per batch, subject to annual increases. Additionally, the Company is required to pay an annual service fee of $250,000. The agreement also includes provisions for potential price increases based on increases in the manufacturer’s operating expenses or industry indices, as well as significant termination fees and obligations. As of June 30, 2025, the total minimum purchase commitment under this agreement was approximately $18.3 million consisting of payments of $11.9 million and $5.4 million for calendar years 2025 and 2026, respectively, and $1.0 million for 2026 pass-throughs and consumable manufacturing components.

As of June 30, 2025, the Company also has commercial supply agreements with two other vendors for the completion and packaging of finished drug products. Minimum purchase commitments under these two agreements amount to approximately $4.5 million consisting of purchase commitment obligations of $2.9 million in calendar year 2025 and $1.6 million in 2026.

8. RELATED PARTY TRANSACTIONS

The Company’s officers and directors also serve as officers of Citius Pharma. As of June 30, 2025, the Company does not have any employees. The Company and Citius Pharma entered into the A&R Shared Services Agreement. Under the terms of the agreement, Citius Pharma provides management and scientific services to the Company.

During the three months ended June 30, 2025, Citius Pharma charged the Company $567,937 for reimbursement of general and administrative payroll, $480,000 for reimbursement of research and development payroll, and $27,939 for the use of shared office space. During the three months ended June 30, 2024, Citius Pharma charged the Company $474,688 for reimbursement of general and administrative payroll, $515,838 for reimbursement of research and development payroll, and $30,368 for the use of shared office space.

During the nine months ended June 30, 2025, Citius Pharma charged the Company $1,703,811 for reimbursement of general and administrative payroll, $1,440,000 for reimbursement of research and development payroll, and $86,246 for the use of shared office space. During the nine months ended June 30, 2024, Citius Pharma charged the Company $1,330,364 for reimbursement of general and administrative payroll, $1,481,964 for reimbursement of research and development payroll, and $91,103 for the use of shared office space.

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

9. NASDAQ LISTING

On April 23, 2025, we received a notification letter from the Nasdaq Stock Market LLC (“Nasdaq”) that we were not in compliance with Nasdaq Listing Rule 5550(a)(2) because the minimum bid price of our common stock closed below $1.00 per share for 30 consecutive business days. On June 26, 2025, we received written notice that for 10 consecutive trading days the closing bid price of our common stock has been at $1.00 per share or greater, and accordingly, we had regained compliance with Nasdaq Listing Rule 5550(a)(2).

9. SUBSEQUENT EVENTS

On July 17, 2025, we completed a public offering of 6,818,182 shares of common stock and warrants to purchase 6,818,182 shares of common stock for gross proceeds of $9,000,000. The shares and warrants were sold at a per unit price of $1.32. The immediately exercisable five-year warrants have an exercise price of $1.32 per share. Gross proceeds from the offering were approximately $9.0 million and net proceeds were approximately $7.44 million, after deducting placement agent fees and other offering expenses.

We paid the placement agent a fee of 7.0% of the gross proceeds and expenses of $125,000. Additionally, we issued the placement agent warrants to purchase up to 272,727 shares of common stock at an exercise price of $1.65 per share. The warrants are exercisable commencing on January 17, 2026 and expire five years after such date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations for the three and nine months ended June 30, 2025 and 2024 should be read together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Report and in conjunction with the audited financial statements of Citius Oncology, Inc. included in our Annual Report on Form 10-K for the year ended September 30, 2024, filed with the Securities and Exchange Commission (“SEC”) on December 27, 2024, as amended on January 27, 2025. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors. We caution that assumptions, expectations, projections, intentions, or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please see “Cautionary Note Regarding Forward-Looking Statements” on page iii of this Report.

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

At the time of the FDA approval for LYMPHIR, a $27.5 million milestone payment became payable to Dr. Reddy’s under the terms of the asset purchase agreement for which a balance of $22.5 million remains due as of June 30. 2025. Pending further discussions with Dr. Reddy’s, Dr. Reddy’s agreed to a partial deferral without penalty of this milestone payment.

Under the license agreement, Eisai was to receive a $5.9 million milestone payment, upon FDA approval which is included in license payable at June 30, 2025, and additional commercial milestone payments related to the achievement of net product sales thresholds and an aggregate of up to $22 million related to the achievement of net product sales thresholds. We were also required to reimburse Eisai for up to $2.65 million of its costs to complete the Phase 3 pivotal clinical trial for LYMPHIR for the CTCL indication and reimburse Eisai for all reasonable costs associated with the preparation of a BLA for LYMPHIR. Eisai was responsible for completing the CTCL clinical trial, and CMC activities through the filing of a BLA for LYMPHIR with the FDA. The BLA was approved by the FDA on August 8, 2024. The Company will be responsible for development costs associated with potential additional indications.

On March 28, 2025, Citius Oncology and Eisai entered into a letter agreement that amended the license agreement to provide for a payment schedule to Eisai for the milestone payment and certain unpaid invoices. Citius Oncology has agreed to pay Eisai on or before July 15, 2025, an aggregate amount of $2,535,318 and thereafter on the 15th of each of the next four months to pay Eisai $2,350,000 and make a final payment of $2,197,892 to Eisai on or before December 15, 2025, in each case with interest on each obligation from its original due date through the date of actual payment under the letter agreement at the rate of 2% per annum. During the nine months ended June 30, 2025 we recorded $160,755 in interest expense under the agreement. The parties released each other from any and all claims, losses, damages, costs and expenses that arise from or related to the failure of Citius Oncology to pay the milestone payment or the other incurred costs under the license agreement except for any claims arising out of a breach of the letter agreement. All other terms of the license agreement remain in full force and effect. On July 15, 2025, we paid Eisai $2,535,318 plus accrued interest of $172,371.

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

RESULTS OF OPERATIONS

Three months ended June 30, 2025 compared with the three months ended June 30, 2024

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024
Revenues	$—	$—

Operating expenses:
Research and development	938,277	1,131,439
General and administrative	1,881,447	1,540,411
Stock-based compensation – general and administrative	2,125,237	1,957,000
Total operating expenses	4,944,961	4,628,850

Operating loss	(4,944,961)	(4,628,850)
Interest expense	160,755	—
Loss before income taxes	(5,105,716)	(4,628,850)
Income tax expense	264,240	144,000
Net loss	$(5,369,956)	$(4,772,850)

Revenues

We did not generate any revenues for the three months ended June 30, 2025 and 2024.

On June 9, 2025, we announced that we entered into a distribution services agreement with Cardinal Health (NYSE: CAH), a leading provider of pharmaceutical and specialty pharmaceutical distribution services in the United States. This agreement is designed to help provide access to LYMPHIR in support of its anticipated U.S. commercial launch.

On June 17, 2025, we announced that preparations for the commercial launch of LYMPHIR™, an FDA-approved immunotherapy for the treatment of adults with relapsed or refractory cutaneous T-cell lymphoma (CTCL), are nearing completion. The Company believes it is now operationally positioned to transition from a development-stage enterprise to a fully integrated commercial organization, with all major launch-enabling activities underway. Final preparations are in process for an anticipated U.S. launch of LYMPHIR in the second half of 2025.

On July 15, 2025, we announced the execution of a distribution services agreement with Cencora (formerly AmerisourceBergen), a global pharmaceutical services company. This agreement marks another significant step forward in the Company's commercial launch strategy for LYMPHIR.

Research and Development Expenses

For the three months ended June 30, 2025, research and development expenses were $938,277 as compared to $1,131,439 for the three months ended June 30, 2024, a decrease of $193,162 primarily related to lower costs associated with product validation studies.

General and Administrative Expenses

For the three months ended June 30, 2025, general and administrative expenses were $1,881,447 as compared to $1,540,411 for the three months ended June 30, 2024, an increase of $341,036. The primary reason for the increase was the efforts associated with the pre-commercial and commercial launch activities of LYMPHIR associated with market research, marketing, distribution and drug product reimbursement from health plans and payers.

Stock-based Compensation Expense

For the three months ended June 30, 2025, stock-based compensation expense was $2,125,237 as compared to $1,957,000 for the three months ended June 30, 2024. The primary reason for the $168,237 increase in stock-based compensation expense was the new options granted in December 2024.

Interest Expense

For the nine months ended June 30, 2025, interest expense was $160,755 as compared to $0 for the three months ended June 30, 2024. This was related to the letter agreement with Eisai.

Income Taxes

The Company recorded deferred income tax expense of $264,240 in the three months ended June 30, 2025 as compared to $144,000 in the three months ended June 30, 2024 related to the amortization for taxable purposes of its in-process research and development asset.

Net Loss

For the three months ended June 30, 2025, we incurred a net loss of $5,369,956 compared to a net loss of $4,772,850 for the three months ended June 30, 2024. The $597,106 increase in the net loss was primarily due to the increases of $341,036 in general and administrative expenses and $168,237 in stock-based compensation expense.

Nine months ended June 30, 2025 compared with the nine months ended June 30, 2024

	Nine Months Ended June 30, 2025	Nine Months Ended June 30, 2024
Revenues	$—	$—

Operating expenses:
Research and development	5,342,198	3,628,900
General and administrative	7,446,753	4,443,899
Stock-based compensation – general and administrative	6,022,287	5,831,000
Total operating expenses	18,811,238	13,903,799

Operating loss	(18,811,238)	(13,903,799)
Interest expense	160,755	—
Loss before income taxes	(18,971,993)	(13,903,799)
Income tax expense	792,720	432,000
Net loss	$(19,764,713)	$(14,335,799)

Revenues

We did not generate any revenues for the nine months ended June 30, 2025 and 2024.

Research and Development Expenses

For the nine months ended June 30, 2025, research and development expenses were $5,342,198 as compared to $3,628,900 for the nine months ended June 30, 2024, an increase of $1,713,298 primarily related to costs associated with the expense of a drug substance batch needed for the pre-license inspection of the manufacturer.

General and Administrative Expenses

For the nine months ended June 30, 2025, general and administrative expenses were $7,446,753 as compared to $4,443,899 for the nine months ended June 30, 2024, an increase of $3,002,854. The primary reason for the increase was the efforts associated with the pre-commercial and commercial launch activities of LYMPHIR associated with market research, marketing, distribution and drug product reimbursement from health plans and payers.

Stock-based Compensation Expense

For the nine months ended June 30, 2025, stock-based compensation expense was $6,022,287 as compared to $5,831,000 for the nine months ended June 30, 2024. The primary reason for the $191,287 increase in stock-based compensation expense was the new options granted in December 2024.

Interest Expense

For the nine months ended June 30, 2025, interest expense was $160,755 as compared to $0 for the nine months ended June 30, 2024. This was related to the letter agreement with Eisai.

Income Taxes

The Company recorded deferred income tax expense of $792,720 in the nine months ended June 30, 2025 as compared to $432,000 in the nine months ended June 30, 2024 related to the amortization for taxable purposes of its in-process research and development asset.

Net Loss

For the nine months ended June 30, 2025, we incurred a net loss of $19,764,713 compared to a net loss of $14,335,799 for the nine months ended June 30, 2024. The $5,428,914 increase in the net loss was primarily due to the increases of $1,713,298 in research and development and $3,002,854 in general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Working Capital

Citius Oncology has incurred operating losses since inception and incurred a net loss of $19,764,713 for the nine months ended June 30, 2025. At June 30, 2025, we had an accumulated deficit of $59,043,300. The Company has no revenue and has relied on funding from Citius Pharma to finance its operations. At June 30, 2025, we had $112 in cash and a negative working capital of approximately $34.7 million.

We need to obtain substantial additional financing in order to satisfy our outstanding milestone payment obligations, as well as meet minimum purchase commitments under our agreements for the manufacture and supply of our drug product, and cannot be sure that any additional funding will be available on terms favorable to us, or at all. As of June 30, 2025, the Company’s outstanding milestone payments and purchase commitments for 2025 include:

●	We have agreed to pay Eisai on or before July 15, 2025, an aggregate amount of $2,535,318 and thereafter on the 15th of each of the next four months $2,350,000 and make a final payment of $2,197,892 to Eisai on or before December 15, 2025, in each case with interest on each obligation from its original due date through the date of actual payment under the letter agreement at the rate of 2% per annum. On July 15, 2025, Citius Pharma made a payment of $1,091,167.12 to Eisai for the outstanding milestone approval fee and accumulated interest associated with the letter agreement. On July 21, 2025, Citius Oncology made a payment to Eisai of $1,616,521.96 for certain other invoices and accumulated interest associated with the letter agreement.

●	At the time of the FDA approval for LYMPHIR, a $27.5 million milestone payment became payable to Dr. Reddy’s under the terms of the asset purchase agreement for which a balance of $22.5 million remains due as of June 30, 2025. Pending further discussions with Dr. Reddy’s, Dr. Reddy’s agreed to a partial deferral without penalty of this milestone payment. On July 10, 2025, Citius Pharma made a payment of $1,000,000 to Dr. Reddy’s against the outstanding milestone approval fee. On July 28, 2025, Citius Oncology made a payment of $1,250,000 to Dr. Reddy’s against the outstanding milestone approval fee.

●	We have entered into an agreement with a contract manufacturing organization for the manufacture and supply of drug substance. Under this agreement, the Company is obligated to purchase minimum annual quantities of batches at a set price per batch, subject to annual increases. As of June 30, 2025, the total minimum purchase commitment under this agreement was approximately $18.3 million, consisting of payments of $11.9 million and $5.4 million for calendar years 2025 and 2026, respectively, and $1.0 million for 2026 pass-throughs and consumable manufacturing components.

●	As of June 30, 2025, the Company also has commercial supply agreements with two other vendors for the completion and packaging of finished drug products. Minimum purchase commitments under these two agreements amount to approximately $4.5 million consisting of purchase commitment obligations of $2.9 million in calendar years 2025 and $1.6 million in 2026.

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

During the three months ended June 30, 2025, Citius Pharma received net proceeds from equity offerings of approximately $10.5 million.

On July 17, 2025, we completed a public offering of 6,818,182 shares of common stock and warrants to purchase 6,818,182 shares of common stock for gross proceeds of $9,000,000. The shares and warrants were sold at a per unit price of $1.32. The immediately exercisable five-year warrants have an exercise price of $1.32 per share. Gross proceeds from the offering were approximately $9.0 million and net proceeds were approximately $7.44 million, after deducting placement agent fees and other offering expenses.

After giving effect to the Citius Pharma equity offerings during the three months ended June 30, 2025 and our July 2025 public offering, we expect that we and Citius Pharma collectively will have sufficient funds to continue our operations through September 2025. We will need to raise additional capital in the future to support our operations beyond September 2025, including to complete the launch of LYMPHIR. There is no assurance, however, that we will be successful in raising the needed capital or that the proceeds will be received in an amount or in a timely manner to support our operations.

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

Our Chief Executive Officer (who is our principal executive officer) and Chief Financial Officer (who is our principal financial officer and principal accounting officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of June 30, 2025. In designing and evaluating disclosure controls and procedures, we recognize that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective. As of June 30, 2025, based on the evaluation of these disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Changes In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material changes to the Company’s risk factors as disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2024, filed with the SEC on December 27, 2024, as amended on January 27, 2025, or in the Company’s Quarterly Report on Form 10-Q for the nine months ended June 30, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended June 30, 2025, none of our directors or officers adopted or terminated any contract or written plan for the purchase or sale of our securities.

On August 17, 2025, we issued to a financial advisor warrants to purchase up to 477,273 shares of our common stock with an exercise price of $1.65 per shares and that expire on August 17, 2030. The warrants were issued in a private placement pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 6. Exhibits.

3.1	Certificate of Incorporation of Citius Oncology, Inc. (incorporated by reference to Exhibit 3.1 of Form 8-K filed on August 16, 2024).

3.2	Certificate of Amendment to the Certificate of Incorporation of Citius Oncology, Inc., filed with the Secretary of State of the State of Delaware on April 7, 2025.

4.1	Warrant Agency Agreement, dated as of July 17, 2025, by and between Citius Oncology, Inc. and Equiniti Trust Company, LLC (incorporated by reference to Exhibit 4.1 of Form 8-K filed on July 18, 2025).

4.2	Form of Common Warrant (incorporated by reference to Exhibit 4.2 of Form 8-K filed on July 18, 2025).

4.3	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.3 of Form 8-K filed on July 18, 2025).

10.1	Placement Agency Agreement, dated as of July 16, 2025, between Citius Oncology, Inc. and Maxim Group LLC (incorporated by reference to Exhibit 10.1 of Form 8-K filed on July 18, 2025).

10.2	Securities Purchase Agreement, dated as of July 16, 2025, between Citius Oncology, Inc. and the purchaser named therein (incorporated by reference to Exhibit 10.2 of Form 8-K filed on July 18, 2025).

31.1	Certification of the Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a).*

31.2	Certification of the Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a).*

32.1	Certification of the Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.*

EX-101.INS	Inline XBRL Instance Document*

EX-101.SCH	Inline XBRL Taxonomy Extension Schema Document*

EX-101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

EX-101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

EX-101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

EX-101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

EX-104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIUS ONCOLOGY, INC.

Date: August 12, 2025	By:	/s/ Leonard Mazur
Leonard Mazur
Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2025	By:	/s/ Jaime Bartushak
Jaime Bartushak
Chief Financial Officer (Principal Financial and Accounting Officer)