Form 10-K
period 2025-09-30
CITIUS ONCOLOGY, INC.
filed 2025-12-23
CIK 1851484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (March 31, 2025) was $5,097,850.

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

84,797,846 shares as of December 23, 2025, all of one class of common stock, $0.0001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Citius Oncology, Inc.

FORM 10-K

September 30, 2025

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

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements.” Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, plans, strategies, predictions, or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors discussed from time to time in this report, including the risks described under Item 1A - “Risk Factors,” and Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report and in other documents which we file with the Securities and Exchange Commission (“SEC”). In addition, such statements could be affected by risks and uncertainties related to:

●	our independent registered public accounting firm’s report includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern;

●	our need for substantial additional funds and its ability to raise those funds;

●	our ongoing evaluation of strategic alternatives;

●	our ability to successfully commercialize LYMPHIR, including covering the costs of licensing payments, product manufacturing and other third-party goods and services;

●	the ability of LYMPHIR or any of our future product candidates to impact the quality of life of our target patient populations;

●	the estimated markets for LYMPHIR or any of our future product candidates and the acceptance thereof by any market;

●	our ability to recognize the anticipated benefits of the August 2024 reverse merger (the “Merger”) whereby we became a standalone publicly-traded company and majority-owned subsidiary of Citius Pharmaceuticals, Inc. (“Citius Pharma”), which may not be realized fully, if at all, or may take longer to realize than expected;

●	our ability to procure cGMP commercial-scale supply;

●	our ability to maintain compliance with the continued listing requirements of the Nasdaq Stock Market LLC (“Nasdaq”);

●	our ability to obtain, perform under and maintain financing and strategic agreements and relationships;

●	the Company’s ability to manage and grow our business and execution of our business and growth strategies;

●	our ability to recruit qualified management and technical personnel to carry out our operations; and

●	other risks and uncertainties set forth under the section entitled “Risk Factors.”

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

SUMMARY OF RISK FACTORS

An investment in our securities involves a high degree of risk. You should carefully consider the risks summarized in Item 1A, “Risk Factors” included in this report. These risks include, but are not limited to, the following:

●	Our independent registered public accounting firm’s report includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

●	We require substantial additional funding, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed on acceptable terms, or at all, or execute on alternative strategic paths, could force us to delay, limit, reduce or terminate our commercialization efforts and business operations.

●	We have a history of net losses and expect to incur losses for the foreseeable future. We may never generate revenues or, if we are able to generate revenues, achieve profitability.

●	Our exploration of alternative strategic paths may not result in completing a transaction and the process or conclusion thereof could adversely affect our stock price. If we do not successfully complete a strategic transaction, our Board of Directors (the “Board”) may decide to pursue a dissolution and liquidation of our Company.

●	We have one approved product, LYMPHIR, that we launched in December 2025, and have an unproven business strategy, and a limited operating history upon which to evaluate it, and may never achieve successful commercialization of LYMPHIR or any future product candidates or achieve or maintain profitability.

●	We are required to make milestone payments to the licensor and former licensee of the LYMPHIR intellectual property, which could adversely affect our profitability. A material breach under our license agreements, including timely payment, gives the licensor party the right to terminate the license agreement, which would materially harm our business.

●	Our failure to abide by our contractual obligations with third parties upon whom we rely on to formulate and manufacture our product candidates, including timely payment, could result in the loss third-party support.

●	We face significant risks in our development and commercialization efforts of LYMPHIR and development of any future product candidate.

●	LYMPHIR may not gain market acceptance among physicians, patients, healthcare payers or the medical community and may not generate significant revenue.

●	We will not be able to create a market for LYMPHIR or any future product candidate if we fail to successfully establish marketing, sales, and distribution capabilities.

●	Our projections regarding the market opportunity for LYMPHIR may not be accurate.

●	Our ability to generate product revenues will be diminished if LYMPHIR, or any of our future product candidates that may be approved, sells for inadequate prices or patients are unable to obtain adequate levels of reimbursement.

●	The markets in which we operate are highly competitive and we might be unable to compete successfully.

●	Healthcare reform could hinder the commercial success of LYMPHIR or any future product candidates.

●	Any termination, or breach by, or conflict with our strategic partners could harm our business.

●	We rely on the specialized expertise of the executive management and other key personnel and the loss of any of them or our inability to successfully hire their successors could harm our business.

●	If we are unable to retain or hire additional qualified personnel, our ability to grow our business might be harmed.

●	We are subject to information technology and cyber-security threats which could have an adverse effect on our business and results of operations.

●	The results of pre-clinical studies and completed clinical trials are not necessarily predictive of future results, and our current and any future product candidates may not have favorable results in later studies or trials.

●	We remain subject to ongoing regulatory obligations and restrictions, which may result in significant expense and limit our ability to commercialize LYMPHIR and any future approved products.

●	We could be forced to pay substantial damage awards if product liability claims that may be brought against us are successful.

●	We might not obtain the necessary U.S. or foreign regulatory approvals to commercialize any future product candidates.

●	Failure to protect our intellectual property may be adversely affect our business. Our business may also suffer, and/or we may have to pay damages or defend against litigation, if we infringe the rights of third parties.

●	The market price of our common stock is highly volatile, and you may lose some or all of your investment. Volatility in our share price could also subject us to securities litigation.

●	Future sales of a substantial number of shares of our common stock may cause the price of our common stock to decline.

●	Failure to meet Nasdaq standards could result in a suspension or delisting of the common stock, adversely affecting the ability of a broker-dealer to trade, and an investor to acquire or dispose, our common stock.

●	As a controlled company under Nasdaq standards, we may rely on exemptions from certain governance requirements, limiting the protections afforded to our stockholders compared to those of other companies.

●	Provisions in our Certificate of Incorporation, Bylaws and under Delaware law could discourage a takeover that stockholders may consider favorable and may lead to entrenchment of management.

●	If our estimates or judgments relating to our critical accounting policies prove to be incorrect or applicable standards or interpretations change, the Company’s results of operations could be adversely affected.

●	Conflicts of interest may arise from our relationship with Citius Pharma.

●	Citius Pharma currently performs or supports many of our important corporate functions, which would be difficult to replace if Citius Pharma were to cease providing and we are obligated to pay to Citius Pharma the fees for services under the A&R Shared Services Agreement (as defined herein) and must repay the principal due on a promissory note issued in August 2024.

●	Our financial statements may not necessarily be indicative of the conditions that would have existed if we had been operated as an unaffiliated company of Citius Pharma.

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

The Company’s lead product is LYMPHIRTM, an engineered IL-2 diphtheria toxin fusion protein, for the treatment of patients with persistent or recurrent CTCL, a rare form of non-Hodgkin lymphoma. LYMPHIR was approved by the U.S. Food and Drug Administration (the “FDA”) in August 2024 and was launched in December 2025. The Company believes there is an attractive and growing market for LYMPHIR, estimated to exceed $400 million, that is underserved by existing treatments. See below for more detailed information on LYMPHIR.

The Company intends to commercialize our products independently in the U.S., and partner to market products outside of the U.S. The Company has established a small, targeted oncology sales force, initially for LYMPHIR, focused on key geographies and stakeholders, primarily major cancer centers. This commercialization strategy is anticipated to result in a combination of direct sales revenue, and royalty income, as well as incremental operating expenses and greater working capital requirements.

Citius Oncology and the Merger

On August 23, 2021, Citius Pharma formed Citius Acquisition Corp. (“SpinCo”) as a wholly-owned subsidiary in conjunction with the acquisition of LYMPHIR, SpinCo began operations in April 2022, when Citius Pharma transferred the assets related to LYMPHIR to SpinCo, including the related license agreement with Eisai Co., Ltd. (“Eisai”) and the related asset purchase agreement with Dr. Reddy’s Laboratories SA, a subsidiary of Dr. Reddy’s Laboratories, Ltd. (collectively, “Dr. Reddy’s”).

On October 23, 2023, Citius Pharma and SpinCo entered into an agreement and plan of merger and reorganization (the “Merger Agreement”) with TenX Keane Acquisition, a Cayman Islands exempted company (“TenX”), and TenX Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of TenX (“Merger Sub”). On August 12, 2024, pursuant to the terms and conditions of the Merger Agreement, Merger Sub merged with and into SpinCo, with SpinCo surviving as a wholly owned subsidiary of TenX, which was subsequently renamed Citius Oncology Sub. Prior to the closing of the Merger (the “Closing”), TenX migrated to and domesticated as a Delaware corporation in accordance with Section 388 of the General Corporation Law of the State of Delaware and the Cayman Islands Companies Act (As Revised) (the “Domestication”). As part of the Domestication, TenX changed its name to “Citius Oncology, Inc.” (Nasdaq: CTOR). Immediately after the closing of the Merger, Citius Pharma owned approximately 92% of the outstanding shares of common stock of the Company. As of December 17, 2025, Citius Pharma owned approximately 77.9% of Citius Oncology (excluding pre-funded warrants to purchase up to 15,229,358 shares of Citius Oncology common stock in a transaction that closed on December 11, 2025).

Since SpinCo’s inception, Citius Pharma has funded and continues to fund Citius Oncology, and Citius Pharma and Citius Oncology are party to an amended and restated shared services agreement (the “A&R Shared Services Agreement”), which governs certain management and scientific services that Citius Pharma provides Citius Oncology.

LYMPHIRTM (denileukin diftitox-cdxl)

Overview

In September 2021, Citius Pharma announced that it had entered into an asset purchase agreement with Dr. Reddy’s to acquire its exclusive license of E7777 (denileukin diftitox). E7777, an engineered IL-2-diphtheria toxin fusion protein, is an improved formulation of oncology agent, ONTAK®, which was previously approved by the FDA for the treatment of patients with persistent or recurrent CTCL. Dr. Reddy’s had previously exclusively licensed E777 in select markets from Eisai and as part of the transaction, Eisai entered into a license agreement whereby Eisai assigned all of its rights to E7777 to Citius Pharma. Citius Pharma renamed E7777 as I/ONTAK and also obtained the trade name LYMPHIR for the product. Denileukin diftitox is referred to in this report as E7777, I/ONTAK or LYMPHIR, depending on the period of time and context that is being discussed. In April 2022 LYMPHIR was assigned to Citius Oncology.

LYMPHIR is a recombinant DNA-derived fusion protein designed to direct the cytocidal action of diphtheria toxin (DT) to cells which express the IL-2 receptor. After uptake into the cell, the DT fragment is cleaved and the free DT fragments inhibit protein synthesis, resulting in cell death. Consequently, LYMPHIR’s differentiated mechanism of action supports two therapeutic effects: (i) killing tumors by binding to IL-2 receptors to deliver diphtheria toxin directly to the tumor cells, and (ii) depleting immunosuppressive regulatory T lymphocytes (Tregs) to enhance antitumor activity.

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

ORR (95% CI) by investigator was 42.3% (30.6%, 54.6%) (30 of 71 subjects), with 8.5% (6 subjects) achieving a CR. ORR (95% CI) by IRC assessment using the Prince (2010) criteria was 36.2% (25.0%, 48.7%) (25 of 69 subjects). Further, an ORR of 38.1% in the intent to treat population and 44.4% in the efficacy evaluable populations were observed. The 2-sided, exact 95% CI of ORR was calculated using the Clopper-Pearson method. Per protocol, LYMPHIR demonstrated clinical benefit if the lower bound of the 2-sided 95% exact CI of the ORR exceeded 25%.

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

LYMPHIR
Efficacy Results of E7777-G000-302	9 µg/kg/day
(N=69)

ORR (GRS)%[a]	36%
(95% CIb)	(25,49)
Complete Response	9%
Partial Response	27%
Duration of Response
Median (range), months	6.5 (3.0+, 23.5+)
Duration ≥ 6 months, n (%)	52%
Median Time to Response, months	1.4
(95% CIb)	(0.7,5.6)

(a)	ORR, Objective Response Rate per Olsen, et all (2011) Global Response Score (GRS), by Independent Review Committee (IRC)

(b)	CI = confidence interval

Both the endpoints and objectives of Study E7777-G000-302 were met, while the statistical confidence interval (95% CI) resulted in a marginal shortfall (25% actual achievement vs. >25% from the statistical plan). Throughout the initial BLA review period, the FDA accepted the Study E7777-G000-302 data which demonstrated both tolerability and clinical benefit.

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

Adverse Reactions (≥ 10%) in Patients with Relapsed or Refractory Stage I-III CTCL Who Received LYMPHIR in E7777-G000-302

	LYMPHIR N=69
Adverse Reaction	All Grades (%)	Grade 3 or 4 (%)
Gastrointestinal disorders
Nausea	43	1.4
Diarrhea	19	0
Vomiting	13	0
Constipation	12	0
General disorders and administration site conditions
Fatigue[a]	38	0
Edema[b]	33	1.4
Chills	27	1.4
Fever[c]	16	1.4
Musculoskeletal and connective tissue disorders
Musculoskeletal pain[d]	27	2.9
Arthralgia[e]	12	0
Nervous system disorders
Headache[f]	25	0
Dizziness	13	0
Mental status changes[g]	13	0
Injury, poisoning and procedural complications
Infusion-related reaction	25	6
Skin and subcutaneous tissue disorders
Rash[h]	23	6
Pruritis[i]	19	6
Vascular disorders
Capillary leak syndrome	20	6
Metabolism and nutrition disorders
Decreased appetite	13	1.4
Eye disorders
Vision changes[j]	13	0
Investigations
Weight increased	13	0
Infections and infestations
Skin infection	13	1.4
Renal and urinary disorders
Renal insufficiency[l]	12	2.9
Psychiatric disorders
Insomnia	10	0

(a)	Includes fatigue, asthenia, and lethargy.

(b)	Includes edema, edema peripheral generalized edema, face edema, swelling face, peripheral swelling.

(c)	Includes fever, pyrexia, tumor associated fever.

(d)	Includes musculoskeletal pain, back pain, neck pain, pain in extremity, myalgia, bone pain, flank pain.

(e)	Includes arthralgia, joint swelling, joint range of motion decreased, musculoskeletal stiffness.

(f)	Includes headache, migraine.

(g)	Includes mental status changes, amnesia, confusional state, delirium, altered state of consciousness, hallucinations (including auditory), memory impairment, disturbance in attention, somnolence, cognitive disorder.

(h)	Includes rash, dermatitis, drug eruption, erythema, palmar erythema, toxic skin eruption, rash maculo-papular, rash papular, rash pustular, rash pruritic, dermatitis exfoliative generalized, acute generalized exanthematous pustulosis.

(i)	Includes pruritis, itching.

(j)	Includes vision blurred, photopsia, visual impairment.

(k)	Includes skin infection, skin bacterial infection, staphylococcal skin infection, cellulitis, impetigo.

(l)	Includes renal failure, nephropathy, acute kidney injury, blood creatinine increased, renal impairment.

Grade refers to the severity of the adverse reaction. The Common Terminology Criteria for Adverse Events displays Grades 1 through 5 with unique clinical descriptions of severity for each adverse reaction based on this general guideline:

●	Grade 1 - Mild; asymptomatic or mild symptoms; clinical or diagnostic observations only; intervention not indicated.

●	Grade 2 - Moderate; minimal, local or noninvasive intervention indicated; limiting age-appropriate instrumental activities of daily living.

●	Grade 3 - Severe or medically significant but not immediately life-threatening; hospitalization or prolongation of hospitalization indicated; disabling; limiting self-care activities of daily living.

●	Grade 4 - Life-threatening consequences; urgent intervention indicated.

●	Grade 5 - Death related to the adverse reaction.

Investigator Initiated Trials

We believe there is an opportunity in the field of immuno-oncology and have undertaken two investigator-initiated trials to evaluate the potential safety and efficacy of LYMPHIR as an immuno-oncology combination therapy.

A Phase 1 trial was initiated in June 2021 at the University of Minnesota, Masonic Cancer Center. This study is a single-arm open-label trial which has an estimated enrollment of 20 participants who will be administered denileukin diftitox prior to Chimeric Antigen Receptor (“CAR-T”) therapies. The Phase 1 study consists of two components: dose finding to establish a maximum tolerated dose (“MTD”) of denileukin diftitox in combination with CART-T therapies and an extension component to provide an estimate of efficacy at that MTD. (Title: Phase I/II Trial Using E7777 to Enhance Regulatory T-Cell Depletion Prior to CAR-T Therapy for Relapsed/Refractory B-Cell Lymphoma (DLBCL). NCT04855253). Preliminary results are anticipated in the first quarter of 2026.

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

In August 2024, Citius Pharma announced that the FDA had approved LYMPHIR. Citius Oncology launched LYMPHIR in December 2025.

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

Based on internal estimates, the Company believes the addressable U.S. market for LYMPHIR exceeds $400 million and may further expand with the introduction of a new therapeutic.

Competition

There are currently several approved targeted therapeutics for patients with persistent or recurrent CTCL. However, there are limitations to these targeted therapies, which are often discontinued due to toxicity, adverse events, or a limited duration of response due to resistance over time. Consequently, the Company believes there continues to be an unmet medical need for patients with CTCL and an opportunity for LYMPHIR to be included among the treatment armamentarium for advanced-stage CTCL.

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

Sales and Marketing

The Company does not currently have our own commercial infrastructure and has finalized its initial sales and marketing capability by contracting with a large third-party commercial sales and marketing organization with an existing commercial infrastructure and product launch experience to assist in our commercial efforts. Through this third-party organization, the Company has developed a dedicated field force combined with various marketing programs which will be tailored to both physicians and patients to facilitate the successful launch of LYMPHIR and grow our market share. We plan to focus our commercial efforts on a concentrated group of prescribing hematologists, oncologists and dermatologist-oncologists, along with key opinion leaders and advocacy groups who play an important role in the CTCL treatment regimen.

To support the launch and commercialization of LYMPHIR, we have entered into distribution agreements with Cardinal Health, Cencora and McKesson Corporation. In addition, we have contracted with EVERSANA an innovative AI platform, to support the launch and commercialization of LYMPHIR whereby EVERSANA provides an integrated suite of pre- and post-launch services, including medical information, pharmacovigilance, revenue cycle management, program management, data and analytics, and channel management. In addition, in October 2025, we announced that we are actively engaging with regional distribution partners to make LYMPHIR available to eligible patients through country-specific Named Patient Programs (NPPs) in Europe, South America and the Middle East. As part of its NPP strategy, we have entered into an exclusive distribution agreement with Integris Pharma S.A., headquartered in Athens, Greece. The partnership covers Greece, Cyprus, Malta, Bulgaria, Romania, Croatia, Serbia, Albania, Bosnia Herzegovina, Kosovo, Montenegro and North Macedonia.

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

In February 2025, Citius Pharma announced that LYMPHIR had been assigned a unique, permanent Healthcare Common Procedure Coding System (HCPCS) J-code (J9161) by CMS.

Supply and Manufacturing

The Company does not currently have, nor do we intend to establish, our own manufacturing facilities. We have secured supply agreements for LYMPHIR with third-party cGMP facilities who are in compliance with current good manufacturing practices as generally accepted by the FDA. The Company is confident that all drug substance and drug product materials meet or will meet specifications as agreed with the FDA.

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

Our product development and manufacturing for LYMPHIR is subject to regulation under various federal and state laws, including the Food, Drug and Cosmetic Act, Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act, the Controlled Substances Act and other present and potential future federal, state or local regulations.

If we fail to raise additional capital, and as a result are unable to abide by our contractual obligations with these third-party manufacturers and suppliers, including making timely payment, the necessary third-party support to successfully commercialize LYMPHIR could be delayed or terminated.

LYMPHIR License Agreement

On September 3, 2021, Citius Pharma acquired the exclusive license of E7777 (denileukin diftitox), an oncology immunotherapy for the treatment of CTCL, from Dr. Reddy’s, who had exclusively licensed it previously from Eisai. The exclusive license, which was amended as part of the transaction, is with Eisai and includes rights to develop and commercialize LYMPHIR in all markets except for Japan, China, Korea, Taiwan, Hong Kong, Macau, Indonesia, Thailand, Malaysia, Brunei, Singapore, India, Pakistan, Sri Lanka, Philippines, Vietnam, Myanmar, Cambodia, Laos, Afghanistan, Bangladesh, Bhutan, Nepal, Mongolia, and Papua New Guinea. Citius Pharma renamed E7777 as I/ONTAK and also obtained the trade name LYMPHIR for the product. In April 2022, Citius Pharma assigned the license agreement to SpinCo, at which time SpinCo began operations. Upon the completion of the Merger, the Company acquired SpinCo as our wholly owned subsidiary. Citius Pharma remains a guarantor on all of Citius Oncology’s payment obligations thereunder.

Obligations to Eisai under the License Agreement

Under the license agreement, Eisai is to receive a $5.9 million development milestone payment upon initial approval by the FDA of LYMPHIR for the CTCL indication and an aggregate of up to $22 million related to the achievement of net product sales thresholds. Pursuant to the terms of the license agreement, through 2022, Citius Pharma reimbursed Eisai for approximately $2.65 million of Eisai’s costs to complete the ongoing Phase 3 pivotal clinical trial for LYMPHIR for the CTCL indication and for all reasonable costs associated with the preparation of a BLA for LYMPHIR. The Company has accrued the $2.9 million unpaid balance of the development milestone payment as of September 30, 2025.

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

On March 28, 2025, Citius Oncology and Eisai entered into a letter agreement that amended the license agreement to provide for a payment schedule to Eisai for the milestone payment and certain unpaid invoices. We agreed to pay Eisai on or before July 15, 2025, an aggregate amount of $2,535,318 and thereafter on the 15th of each of the next four months to pay Eisai $2.35 million and make a final payment of $2,197,892 to Eisai on or before December 15, 2025, in each case with interest on each obligation from its original due date through the date of actual payment under the letter agreement at the rate of 2% per annum. During the year ended September 30, 2025, we recorded $218,032 in interest expense under the agreement. The parties released each other from any and all claims, losses, damages, costs and expenses that arise from or related to our failure to pay the milestone payment or the other incurred costs under the license agreement except for any claims arising out of a breach of the letter agreement. All other terms of the license agreement remain in full force and effect. During the year ended September 30, 2025 we paid $3 million of the development milestone and the balance of $2.9 million is included in license fee payable at September 30, 2025. On July 21, 2025, Citius Oncology made a payment to Eisai of $1,616,522 for other invoices and accumulated interest associated with the letter agreement.

The term of the license agreement will continue until (i) March 30, 2026, if there has not been a commercial sale of a licensed product in the territory, or (ii) if there has been a first commercial sale of a licensed product in the territory by March 30, 2026, the 10-year anniversary of the first commercial sale on a country-by-country basis. The initial commercial orders for LYMPHIR were placed and filled in December 2025. The term of the license may be extended for additional 10-year periods for all countries in the territory by notifying Eisai and paying an extension fee equal to $10 million. Either party may terminate the license agreement upon written notice if the other party is in material breach of the agreement, subject to cure within the designated time periods. Either party also may terminate the license agreement immediately upon written notice if the other party files for bankruptcy or takes related actions or is unable to pay its debts as they become due. Additionally, either party will have the right to terminate the agreement if the other party directly or indirectly challenges the patentability, enforceability, or validity of any licensed patent.

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

At the time of the FDA approval for LYMPHIR, a $27.5 million milestone became payable to Dr. Reddy’s, of which a balance of $19.75 million included in license fee payable, remained due as of September 30, 2025. After discussions, Dr. Reddy’s agreed to a partial deferral without penalty of this milestone payment. During the years ended September 30, 2025 and 2024, we paid $2,750,000 and $5,000,000, respectively, against the outstanding milestone fee.

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

The following patents were acquired:

●	U.S. Provisional Application No. 63/070,645, which was filed on August 26, 2020, and subsequently published as US 2022/0062390 A1 on March 3, 2022, entitled Methods of Treating Cancer. Expiration date of August 23, 2041.

●	International Patent Application Number: PCT/IB2021/0576733, which was filed with the World Intellectual Property Organization on August 23, 2021 for Europe, and subsequently published as WO 2022/043863 A1 on March 3, 2022, entitled, Combination for Use in Methods of Treating Cancer. Expiration date of August 23, 2041.

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

FDA Marketing Approval

Before any one of the Company’s drug product candidates may be marketed in the U.S., it must be approved by the FDA. Obtaining FDA marketing approval for new products requires substantial time, effort and financial resources. In order for the FDA to determine that a product is safe and effective for the proposed indication, the product must first undergo testing in animals (nonclinical studies). The data generated from nonclinical studies is used to support the filing of an IND under which human studies are conducted. Human testing is generally conducted under an IND in three phases following Good Clinical Practices (“GCP”) regulations:

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

After evaluating the NDA or BLA and all related information, including the advisory committee recommendation, if any, and inspection reports regarding the manufacturing facilities and clinical trial sites, the FDA may issue an approval letter, or, in some cases, a CRL. A CRL generally contains a statement of specific conditions that must be met in order to secure final approval of the NDA or BLA and may require additional clinical or preclinical studies, or other information, in order for FDA approval. Even with submission of this additional information, the FDA may decide that the NDA or BLA does not satisfy the regulatory criteria for approval. If and when those conditions have been met to the FDA’s satisfaction, the FDA may issue an approval letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications.

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

Other Regulations of the Healthcare Industry

In addition to FDA regulations governing the marketing of pharmaceutical products, there are various state and federal laws that may restrict business practices in the biopharmaceutical industry. These include the following:

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

To the extent that any of our products are sold in a foreign country, we may be subject to similar foreign laws and regulations, which may include, for instance, applicable post-marketing requirements, including safety surveillance, anti-fraud and abuse laws, and implementation of corporate compliance programs and reporting of payments or transfers of value to healthcare professionals. This is currently not applicable as our only approved product is not currently sold in a foreign country nor have we applied for any foreign approvals. The Company has signed international distribution agreements covering Greece, Cyprus other Balkan countries as well as Turkey, Bahrain, Qatar, Oman, Kuwait, Saudi Arabia, and the UAE through named patient programs which allows access to LYMPHIR where permitted by local law without constituting commercial approval outside the United States.

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

In recent years, Congress has considered reductions in Medicare reimbursement levels for drugs administered by physicians. Further, CMS, the agency that administers the Medicare and Medicaid programs, also has authority to revise reimbursement rates and to implement coverage restrictions for some drugs. Cost reduction initiatives and changes in coverage implemented through legislation or regulation could decrease utilization of and reimbursement for any approved products. While Medicare regulations apply only to drug benefits for Medicare beneficiaries, private payers often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates. Therefore, any reduction in reimbursement that results from federal legislation or regulation may result in a similar reduction in payments from private payers.

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

The first Trump administration pushed for modifications to the ACA. In addition, the Tax Cuts and Jobs Act (the “TCJA”), enacted on December 22, 2017, repealed the shared responsibility payment for individuals who fail to maintain minimum essential coverage under section 5000A of the Internal Revenue Code of 1986, as amended (the “IRC”), as amended, commonly referred to as the individual mandate. While the Biden administration rolled back many of the executive orders issued by President Trump in his first term, ongoing repeal and reform efforts impacting the ACA and the healthcare sector more broadly are being sought and are likely under the current Trump administration.

Other legislative changes have been proposed and adopted since passage of the ACA. These have, among other things, reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers.

Further legislative and regulatory changes under the ACA remain possible. The Inflation Reduction Act of 2022, enacted on August 16, 2022, includes several provisions to lower prescription drug costs for Medicare patients and reduce drug spending by the federal government. It is unknown what form any future changes or any law would take under the current Trump administration, and how or whether it may affect our business in the future. We expect that changes or additions to the ACA, the Medicare and Medicaid programs, changes allowing the federal government to directly negotiate drug prices (which becomes effective in January 2026 for 10 prescription drugs) and changes stemming from other healthcare reform measures, especially with regard to healthcare access, financing or other legislation in individual states, could have a material adverse effect on the healthcare industry. In addition, the Affordable Care Act has also been subject to challenges in the courts, which remain ongoing.

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

Item 1A. Risk Factors

This report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in this report. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this report.

If any of the following risks, or other risks not presently known to us or that we currently believe to not be significant, develop into actual events, then our business, financial condition, results of operations or prospects could be materially adversely affected. If that happens, the market price of our securities could decline, and stockholders may lose all or part of their investment.

Risks Related to Our Financial Position and Need for Additional Capital

Our independent registered public accounting firm’s report includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

At September 30, 2025, we estimated that we have sufficient capital to continue our operations through March 2026, after taking into account the $6.0 million raised by Citius Pharma in October 2025 and the $18.0 million raised by us in December 2025. You should not rely on our consolidated balance sheet as an indication of the amount of proceeds that would be available to satisfy claims of creditors, and potentially be available for distribution to stockholders, in the event of liquidation.

The Company has generated no operating revenue to date and has principally raised capital through the issuance of equity instruments and funding through Citius Pharma to finance its operations. However, the Company’s continued operations beyond March 2026 including, its continued commercialization of LYMPHIR, will depend on its ability to successfully launch LYMPHIR and generate substantial revenue from the sale of LYMPHIR and on its ability to raise additional capital through various potential sources, such as equity and/or debt financings, or strategic relationships. However, the Company can provide no assurances on the commercialization or future sales of LYMPHIR, or that financing or strategic relationships will be available on acceptable terms, or at all. If the Company is unable to raise sufficient capital, find strategic partners or generate substantial revenue from the sale of LYMPHIR, there would be a material adverse effect on its business. Further, the Company expects in the future to incur additional expenses as it continues to develop any future product candidates, including seeking regulatory approval, and protecting its intellectual property.

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

As of September 30, 2025, and without giving effect to subsequent capital raises in October and December 2025, our cash and cash equivalents were approximately $3.9 million, and we had an accumulated deficit of approximately $64 million. The amount and timing of our future funding requirements will depend on many factors, some of which are outside of our control, including but not limited to:

●	the costs and expenses associated with our ongoing commercialization efforts for LYMPHIR, including the continuing costs of maintaining or contracting for sales, marketing, and distribution capabilities for LYMPHIR;

●	the degree of success we experience in commercializing LYMPHIR;

●	the revenue generated by sales of LYMPHIR and other future product candidates that may be approved, if any;

●	the extent to which LYMPHIR or any of our other potential product candidates, if approved for commercialization, is adopted by the physician community;

●	the effect of competing products and product candidates and other market developments;

●	the scope, progress, results and costs of conducting studies and clinical trials for our other future product candidates, if any, resulting from our ongoing research with LYMPHIR for other possible indications;

●	the timing of, and the costs involved in, obtaining regulatory approvals for our product candidates;

●	the timing of the repayment of amounts owed to Citius Pharma, including fees for services under the A&R Shared Services Agreement, and the principal due on the promissory note issued to Citius Pharma in August 2024;

●	the costs of manufacturing LYMPHIR and any other potential product candidates we develop;

●	the timing and amount of any milestone, royalty or other payments we are required to make pursuant to any current or future license agreements;

●	the number and types of future product candidates we might develop and commercialize;

●	any product liability or other lawsuits related to our products;

●	the expenses needed to attract, hire and retain skilled personnel;

●	the costs associated with being a public company;

●	its need to implement additional internal systems and infrastructure, including financial and reporting systems;

●	costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims; and

●	the extent and scope of our general and administrative expenses.

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

We were formed in August 2021 and began operations in April 2022 when Citius Pharma transferred the assets related to LYMPHIR to us, including the license agreement with Eisai and the asset purchase agreement with of Dr. Reddy’s. Our ability to become profitable depends upon our ability to generate revenues from sales of LYMPHIR, and any future product candidates, if any, resulting from our ongoing research with LYMPHIR for other possible indications. We have been focused on product development and have not generated any revenues to date. We have incurred losses in each period of our operations, and we expect to continue to incur losses for the foreseeable future. These losses are likely to continue to adversely affect our working capital, total assets, and stockholders’ equity. The process of developing product candidates requires significant clinical development, laboratory testing and clinical trials. In addition, commercialization of LYMPHIR and any future approved product candidates requires that we establish sales, marketing, and manufacturing capabilities, through internal hiring and contractual relationships with others. We expect to incur substantial losses for the foreseeable future as a result of the ongoing commercial launch of LYMPHIR, increases in our research and development costs, including costs associated with conducting preclinical testing and clinical trials for any other potential products, and regulatory compliance activities. We incurred a net loss of $24.7 million for the year ended September 30, 2025. At September 30, 2025, the Company had stockholders’ equity of $44.9 million and an accumulated deficit of $64 million. The Company has received significant funding from Citius Pharma. Citius Pharma funded the Company with net cash used for our operating activities of approximately $8.9 million for the year ended September 30, 2025.

As of September 30, 2025, we have outstanding commitments totaling $38.4 million due to third-party suppliers and manufacturers, primarily related to the development and commercialization of LYMPHIR, and an aggregate of $22.7 million due under our license agreements, that, if left unpaid, could result in an interruption in the commercialization of LYMPHIR, breach of contract, loss of licensing rights or other events that would have a material adverse effect on our business and operations.

In addition, in connection with the closing of the Merger, Citius Pharma made a loan to the Company. The loan is evidenced by an unsecured promissory note issued by the Company, dated August 16, 2024, as amended September 10, 2025, in the principal amount of $3,800,111 to Citius Pharma. The promissory note bears no interest and is repayable in full upon the date at which the Company has closed a series of capital raises that in the aggregate provide gross proceeds of at least $30 million through the issuance of debt or equity securities or the royalty-backed monetization of LYMPHIR™. Through December 10, 2025, the Company has raised $18 million in capital raises and the likelihood of raising an additional $12 million to trigger the repayment obligation is uncertain at this time.

Our ability to generate revenues and achieve profitability will depend on numerous factors, including success in:

●	commercializing LYMPHIR and any future product candidates that receive regulatory approval;

●	obtaining medical insurance coverage for LYMPHIR and any future product candidates;

●	manufacturing commercial quantities of LYMPHIR and any future product candidates at acceptable cost levels;

●	establishing a favorable competitive position for LYMPHIR and any future product candidates;

●	receiving regulatory approvals for any future product candidates; and

●	developing and testing future product candidates.

Many of these factors will depend on circumstances beyond the Company’s control.

Our ongoing exploration of alternative strategic paths may not result in entering into or completing transactions, when necessary, and the process of reviewing alternative strategic paths or their conclusion could adversely affect our stock price.

We continue to evaluate strategic paths to provide the resources necessary to successfully commercialize LYMPHIR and maximize stockholder value. Potential strategic paths may include partnerships, joint ventures, mergers, acquisitions, or licensing transactions, a combination of these, or other strategic transactions. There can be no assurance, however, that our evaluation will result in transactions or other alternatives, even when deemed necessary. There is no set timetable for our strategic process, and we do not intend to provide updates unless or until the Board approves a specific action or otherwise determines that disclosure is appropriate or necessary.

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

In the event we do not successfully complete a strategic transaction, should this be deemed necessary, our Board may decide to pursue a dissolution and liquidation of our Company. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities.

There can be no guarantee that the process to identify strategic transactions will result in successfully completed transactions when necessary. If additional transactions are not completed that enable us to successfully commercialize LYMPHIR and sustain our business operations, our Board may decide that it is in the best interest of our stockholders to dissolve our Company and liquidate our assets. In that event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such decision and, ultimately, such liquidation since the amount of cash available for distribution continues to decrease as we fund our operations and evaluate our strategic alternatives. In addition, if our Board were to approve and recommend, and our stockholders were to approve, a dissolution of our Company, we would be required under Delaware corporate law to pay our outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to our stockholders. As a result of this requirement, a portion of our assets may need to be reserved pending the resolution of such obligations. In addition, we may be subject to litigation or other claims related to a dissolution and liquidation of our Company. If a dissolution and liquidation were pursued, our Board, in consultation with its advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, holders of our common stock could lose all or a significant portion of their investment in the event of a dissolution, liquidation or winding up of our Company.

Risks Related to Our Business and Our Industry

We have one approved product and have an unproven business strategy and may never achieve successful commercialization of LYMPHIR or any future product candidates or achieve or maintain profitability.

We have one approved product. Any future product candidates, if any, resulting from our ongoing research with LYMPHIR for other possible indications are and would be in the pre-clinical stage. We have invested a significant portion of our efforts and financial resources to bring LYMPHIR to market. Further, while we believe we have sufficient funds on hand for the successful commercialization of LYMPHIR, which began with its launch in December 2025, various factors could increase the cost to successfully commercialize LYMPHIR, which we expect would require us to obtain additional capital to complete those efforts. Financing might not be available on acceptable terms or at all.

If we do not receive new marketing approvals in other jurisdictions for LYMPHIR, our ability to generate additional revenue will be jeopardized and, consequently, our business will be materially harmed. Additionally, our ability to make LYMPHIR available within the U.S. is largely dependent upon the maintenance of our marketing approval. The success of LYMPHIR will depend on a number of additional factors, including the following:

●	our ability to negotiate, secure and maintain adequate pricing, coverage and reimbursement terms on a timely basis, or at all;

●	the timing, scope and outcome of our commercial launch in the U.S. and in other potential jurisdictions;

●	the maintenance and expansion of a commercial infrastructure capable of supporting product sales, marketing and distribution;

●	the implementation and maintenance of marketing and distribution relationships with third parties;

●	our ability to establish and maintain commercial manufacturing arrangements with third-party manufacturers;

●	our ability or the ability of our third-party manufacturers to successfully produce commercial and clinical supply of LYMPHIR on a timely basis sufficient to meet the needs of our commercial and clinical activities;

●	successful identification of eligible patients;

●	acceptance of LYMPHIR as a treatment for the approved indication by patients, the medical community and third-party payors;

●	effectively competing with other therapies;

●	global trade policies;

●	a continued acceptable safety profile of LYMPHIR;

●	the costs, timing and outcome of post-marketing studies and trials required for LYMPHIR;

●	protecting our rights in our intellectual property portfolio, obtaining and maintaining regulatory exclusivity; and

●	our ability to successfully prepare and advance regulatory submissions for marketing approval for LYMPHIR in additional territories and for additional or expanded indications and whether and in what timeframe we may obtain such approval.

If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to continue to commercialize our products, either of which would have a material adverse effect on our business, results of operations and financial condition.

We have a limited operating history upon which to evaluate our ability to successfully commercialize LYMPHIR and any future product candidate.

We have one approved product candidate, LYMPHIR, while future product candidates, if any, resulting from our ongoing research with LYMPHIR for other possible indications, are and would be in the pre-clinical stage. As a result, our success is dependent upon our ability to commercialize LYMPHIR, which was launched in December 2025, and we, as a company, have not demonstrated an ability to perform the functions necessary for the approval or successful commercialization of any current or future product candidates. While various members of our executive management and key employees have significant prior experience in pharmaceutical development, as a company we have to date successfully completed only one late-stage clinical trial (much of which had been undertaken by Eisai prior to our in-licensing of the intellectual property for LYMPHIR) and we are undertaking commercialization activities for the first time for LYMPHIR. We have contracted with Innovation Partners, a large third-party commercial sales and marketing organization with an existing commercial infrastructure and product launch experience to assist in our commercial efforts related to LYMPHIR. We have distribution agreements with three national companies and an agreement with EVERSANA to support the launch and commercialization of LYMPHIR. Our success will depend upon our third-party sales and marketing infrastructure. If we are not successful in implementing our strategy to commercialize our product candidates, we may never achieve, maintain, or increase profitability.

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

Under the terms of the License Agreement with Eisai, we were required to pay Eisai a $5.9 million development milestone payment upon initial approval by the FDA of LYMPHIR for the CTCL indication, which occurred in August 2024, and an aggregate of up to $22 million related to the achievement of net product sales thresholds. Under the terms of the agreement with Dr. Reddy’s, we are obligated to pay up to an aggregate of $40 million related to CTCL approvals in the U.S. and other markets, up to $70 million in development milestones for additional indications, and up to $300 million for commercial sales milestones. Further, under the agreement with Dr. Reddy’s, we are required to (i) use commercially reasonable efforts to make commercially available products in the CTCL indication, peripheral T-cell lymphoma indication and immuno-oncology indication, (ii) initiate two investigator initiated immuno-oncology trials, (iii) use commercially reasonable efforts to achieve each of the approval milestones, and (iv) complete each specified immuno-oncology investigator trial on or before September 1, 2025, the four-year anniversary of the effective date of the definitive agreement. Additionally, we are required to commercially launch a product in a territory within six months of receiving regulatory approval for such product in each such jurisdiction; the launch of LYMPHIR in December 2025 satisfied this requirement in the U.S.

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

On March 28, 2025, Citius Oncology and Eisai entered into a letter agreement that amended the license agreement to provide for a payment schedule to Eisai for the milestone payment and certain unpaid invoices. We agreed to pay Eisai on or before July 15, 2025, an aggregate amount of $2,535,318 and thereafter on the 15th of each of the next four months to pay Eisai $2.35 million and make a final payment of $2,197,892 to Eisai on or before December 15, 2025, in each case with interest on each obligation from its original due date through the date of actual payment under the letter agreement at the rate of 2% per annum. During the year ended September 30, 2025, we recorded $218,032 in interest expense under the agreement. The parties released each other from any and all claims, losses, damages, costs and expenses that arise from or related to our failure to pay the milestone payment or the other incurred costs under the license agreement except for any claims arising out of a breach of the letter agreement. All other terms of the license agreement remain in full force and effect. During the year ended September 30, 2025 we paid $3 million of the development milestone and the balance of $2.9 million is included in license fee payable at September 30, 2025. On July 21, 2025, we made a payment to Eisai of $1,616,522 for other invoices and accumulated interest associated with the letter agreement.

A material breach or default under any of our license agreements, including failure to make timely payments when due, gives the licensor party to such agreement the right to terminate the license agreement, which termination would materially harm our business.

Our commercial success will depend in part on the maintenance of our current and any future license agreements. Our license agreements impose, and we expect that future license agreements will impose on us, various diligence, milestone payment, royalty and other obligations. For example, under the license agreement and related purchase agreement for the intellectual property for LYMPHIR, we are required to use commercially reasonable diligence to develop and commercialize a product and to satisfy specified payment obligations for various developmental and regulatory milestones. Specifically, upon the approval of LYMPHIR, we became subject to payments of an aggregate of $33.4 million under the license and asset purchase agreements covering LYMPHIR through Eisai and Dr. Reddy’s separately. Pending further discussions with Dr. Reddy’s, Dr. Reddy’s agreed to a partial deferral without penalty of a milestone payment by us, which was triggered upon regulatory approval of LYMPHIR by the FDA and due on September 9, 2024, pursuant to the terms of the Asset Purchase Agreement.

On March 28, 2025, Citius Oncology and Eisai entered into a letter agreement that amended the license agreement to provide for a payment schedule to Eisai for the milestone payment and certain unpaid invoices. We agreed to pay Eisai on or before July 15, 2025, an aggregate amount of $2,535,318 and thereafter on the 15th of each of the next four months to pay Eisai $2.35 million and make a final payment of $2,197,892 to Eisai on or before December 15, 2025, in each case with interest on each obligation from its original due date through the date of actual payment under the letter agreement at the rate of 2% per annum. During the year ended September 30, 2025, we recorded $218,032 in interest expense under the agreement. The parties released each other from any and all claims, losses, damages, costs and expenses that arise from or related to our failure to pay the milestone payment or the other incurred costs under the license agreement except for any claims arising out of a breach of the letter agreement. All other terms of the license agreement remain in full force and effect. During the year ended September 30, 2025 we paid $3 million of the development milestone and the balance of $2.9 million is included in license fee payable at September 30, 2025. On July 21, 2025, we made a payment to Eisai of $1,616,522 for other invoices and accumulated interest associated with the letter agreement.

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

We have secured supply agreements for LYMPHIR with two third-party facilities who are in compliance with current good manufacturing practices (“cGMP”) as generally accepted by the FDA. We rely on these third-party contractors for our manufacturing. Manufacturing of drugs for clinical and commercial purposes must comply with the FDA’s cGMP and applicable non-U.S. regulatory requirements and before any of our collaborators can begin to commercially manufacture our product candidates, each must obtain regulatory approval of the manufacturing facility and process. If, for any reason, we become unable to rely on these sources or any future source or sources to manufacture LYMPHIR or any future product candidates, either for pre-clinical or clinical trials or for commercial quantities, then we would need to identify and contract with additional or replacement third-party manufacturers to manufacture compounds for preclinical, clinical, and commercial purposes. We might not be successful in identifying additional or replacement third-party manufacturers, or in negotiating acceptable terms with any that we might identify. If we are unable to secure and maintain third-party manufacturing capacity, the commercialization and sales of LYMPHIR, and any future product candidates, and our financial performance might be materially and adversely affected.

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

Each of these risks could delay our clinical trials or the approval, if any, of our future product candidates by the FDA or any foreign regulatory agency or the successful commercialization of LYMPHIR and could result in higher costs or deprive us of potential product revenues. As a result, our business, financial condition, and results of operations might be materially harmed.

We face significant risks in our commercialization efforts of LYMPHIR and development of any future product candidate.

Our business depends on the successful commercialization of LYMPHIR. We are not permitted to market any product candidate in the U.S. until we receive approval from the FDA, or in any foreign jurisdiction until we receive the requisite approvals from such jurisdiction. We received approval from the FDA for LYMPHIR in August 2024. The process of developing new drugs and/or therapeutic products is inherently complex, unpredictable, time-consuming, expensive and uncertain. We must make long-term investments and commit significant resources before knowing whether our development programs will result in products that will receive regulatory approval and achieve market acceptance. As an example, in response to the submission of our BLA for LYMPHIR, the FDA issued a CRL on July 28, 2023. The FDA required us to incorporate enhanced product testing and additional controls agreed to with the FDA during the market application review. There were no concerns relating to the safety and efficacy clinical data package submitted with the BLA, or the proposed prescribing information. In September 2023, we announced that the FDA had agreed with our plans to address the requirements outlined in the CRL, which guidance provided us with a path for completing the necessary activities to support the resubmission of the BLA for LYMPHIR and we received approval from the FDA in August 2024.

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

In addition, we expect that it will take time for LYMPHIR to be accepted in the market, generate revenues and a return on investment. For example, while LYMPHIR received FDA approval in August 2024, we had incurred significant expenses in its development and planned commercialization prior to its launch in December 2025; as of September 30, 2025, we had outstanding commitments of approximately $38.4 million to third parties for LYMPHIR licensing, supply and other costs. We cannot, therefore, predict the timing of any future revenues from LYMPHIR or any other product candidate.

The FDA has substantial discretion in the drug approval process, including the ability to delay, limit or deny approval of our future product candidates, if any, for many reasons. For example, the FDA:

●	may not find the data from clinical trials sufficient to support the submission of a BLA for our future product candidates or to obtain marketing approval in the U.S., including any findings that the clinical and other benefits of our future product candidates outweigh their safety risks;

●	could determine that the information provided by us is inadequate, contained clinical deficiencies or otherwise failed to demonstrate the safety and effectiveness of any of our future product candidates for any indication;

●	may disagree with the trial design or our interpretation of data from preclinical studies or clinical trials, or may change the requirements for approval even after the FDA has reviewed and commented on the design for the trials;

●	may identify deficiencies in the manufacturing processes or facilities of third-party manufacturers with which we enter into agreements for the manufacture of our future product candidates;

●	may approve our future product candidates for fewer or more limited indications than we request, or may grant approval contingent on the performance of costly post-approval clinical trials;

●	may change the FDA approval policies or adopt new regulations that could adversely impact our future product candidate development programs; or

●	may not approve the labeling claims that we believe are necessary or desirable for the successful commercialization of our future product candidates, or may require labeling claims that impair the potential market acceptance of our future product candidates.

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

LYMPHIR may not gain market acceptance among physicians, patients, healthcare payers or the medical community. Coverage and reimbursement of our product candidates by third-party payers, including government payers, generally is also necessary for commercial success. We believe that the degree of market acceptance and our ability to generate revenues from any approved product candidate or acquired approved product will depend on a number of factors, including:

●	strength of sales, marketing and distribution support;

●	perceptions by members of the health care community, including physicians, about the safety and effectiveness of LYMPHIR;

●	perceptions by members of the health care community, including physicians, about the use of LYMPHIR versus the respective standards of care or other alternatives for the disease or problem that we seek to address with LYMPHIR;

●	results of any post-approval studies of the product;

●	availability of coverage and reimbursement from government and other third-party payers;

●	the willingness of patients to pay out of pocket in the absence of government or third-party coverage;

●	the relative convenience and ease of administration and dosing schedule;

●	product labeling or product insert requirements of the FDA or other regulatory authorities;

●	prevalence and severity of any side effects;

●	price of any future products, if approved, both in absolute terms and relative to alternative treatments;

●	the effectiveness of our or any future collaborators’ sales and marketing strategies;

●	patient access programs that require patients to provide certain information prior to receiving new and refill prescriptions; and

●	requirements for prescribing physicians to complete certain educational programs for prescribing drugs.

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

Our strategy with LYMPHIR is to outsource to third parties all or most aspects of the product development process, as well as much of our marketing, sales, and distribution activities. We have developed our sales, marketing and distribution capabilities and have contracted with Innovation Partners, a large third-party commercial sales and marketing organization with an existing commercial infrastructure and product launch experience to assist in our commercial efforts for LYMPHIR. In addition, we have entered into distribution agreements with Cardinal Health, Cencora and McKesson Corporation and have contracted with EVERSANA to support the launch and commercialization of LYMPHIR. The development and maintenance of a sales and distribution infrastructure requires substantial resources, which may divert the attention of management and key personnel and defer our product development efforts. Contracting with third-party commercial sales and marketing organizations means that our revenues will depend on the efforts of others. These efforts may not be successful. If the collaboration is terminated or is otherwise unsuccessful, we will experience delays in product launch and sales and incur increased costs.

Our projections regarding the market opportunity for our LYMPHIR may not be accurate, and the actual market for LYMPHIR may be smaller than we estimate.

Our projections of incidence rate of MF/SS and the people living with CTCL and who have the potential to benefit from treatment with LYMPHIR are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including SEER data from 2001 to 2007, and may prove to be incorrect. The number of patients may turn out to be lower than expected. Additionally, the potentially addressable patient population for LYMPHIR may be limited or may not be amenable to treatment with LYMPHIR and may also be limited by the cost of our treatments for patients, any future increase to such costs, and the reimbursement of those treatment costs by third-party payors. Even if we obtain significant market share for LYMPHIR, because the potential target populations are small, we may never achieve profitability.

Our ability to generate product revenues will be diminished if LYMPHIR, or any of our future product candidates that may be approved, sells for inadequate prices or patients are unable to obtain adequate levels of reimbursement.

Our ability to commercialize our approved product candidates, namely LYMPHIR, alone or with collaborators, will depend in part on the extent to which reimbursement will be available from:

●	government and health administration authorities;

●	private health maintenance organizations (HMOs) and health insurers; and

●	other healthcare payers.

Significant uncertainty exists as to the reimbursement status of newly approved healthcare products. Healthcare payers, including Medicare, are challenging the prices charged for medical products and services. Government and other healthcare payers increasingly attempt to contain healthcare costs by limiting both coverage and the level of reimbursement for drugs. Even if our product candidates are approved by the FDA, insurance coverage might not be available, and reimbursement levels might be inadequate, to cover our products. If government and other healthcare payers do not provide adequate coverage and reimbursement levels for LYMPHIR, or any of our future product candidates that may be approved, market acceptance of such products could be reduced. We cannot predict whether federal or state legislation will be passed that may impact reimbursement policies nor what the impact of any such legislation would be on the healthcare industry in general or on our business specifically.

We are actively engaged with CMS in order to obtain the necessary coverage to facilitate reimbursement for LYMPHIR. However, we can offer no assurance as to any reimbursement coverage. In February, CMS assigned LYMPHIR a unique, permanent Healthcare Common Procedure Coding System J-code, which is expected to provide coding clarity for physicians and facilities who administer LYMPHIR, thereby facilitating reimbursement. This achievement is a key step in ensuring that LYMPHIR is accessible to patients with commercial and government insurance (VA, DoD, Medicare) coverage.

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

If we are found to have improperly promoted any off-label use of LYMPHIR or for any product candidates, if approved, or if we are found to have improperly engaged in pre-approval promotion prior to the approval of such product candidates, we may become subject to significant liability. Such enforcement has become more common in the pharmaceutical industry. The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription products, such as LYMPHIR and any product candidates that might be approved. In particular, a product may not be promoted for uses that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling. If we receive marketing approval for our product candidates for the proposed indications, physicians may nevertheless use the product for their patients in a manner that is inconsistent with the approved label, if the physicians believe in their professional medical judgment, it could be used in such manner. However, if we are found to have promoted a product for any off-label uses, the federal government could levy civil, criminal and/or administrative penalties, and seek fines against us. The FDA, Department of Justice or other regulatory authorities could also request that we enter into a consent decree or a corporate integrity agreement, or seek a permanent injunction against us under which specified promotional conduct is monitored, changed or curtailed. If we cannot successfully manage the promotion of LYMPHIR or any product candidates that receive approval, we could become subject to significant liability, which would materially adversely affect our business, financial condition and results of operations.

The markets in which we operate are highly competitive and we might be unable to compete successfully against new entrants or established companies.

Competition in the pharmaceutical and medical products industries is intense and is characterized by costly sales and marketing infrastructures, as well as extensive research efforts and rapid technological progress. We are aware of several pharmaceutical companies who commercially market products for the same condition or conditions we are targeting for LYMPHIR. There may also be companies who are actively engaged in the development of therapies or products for at least some of these same conditions. Many of these companies have substantially greater research and development capabilities as well as substantially greater marketing, financial and human resources than we do. In addition, many of these companies have significantly greater experience than us in undertaking pre-clinical testing, clinical trials and other regulatory approval procedures. Our competitors may develop technologies and products that are more effective than those we are researching and developing. Such developments could render our product candidates, if approved, less competitive or possibly obsolete. We are also competing with respect to marketing capabilities and manufacturing efficiency, areas in which we have no current capabilities and in which we have no experience as a company, although our executive officers do have pharmaceutical commercialization and launch experience. We have contracted with Innovation Partners, a large third-party commercial sales and marketing organization with an existing commercial infrastructure and product launch experience, and with EVERSANA, a large third-party provider of global commercialization services, to assist in our commercial efforts for LYMPHIR. However, our prior experience and our third-party arrangements might not translate into the successful launch of LYMPHIR, or any of our future product candidates. Mergers, acquisitions, joint ventures and similar events may also significantly increase the competition we face. In addition, new developments, including the development of other drug technologies and methods of preventing the incidence of disease, occur in the pharmaceutical and medical technology industries at a rapid pace. These developments may render LYMPHIR or any of our product candidates obsolete or noncompetitive. Compared to us, many of our potential competitors have substantially greater capital resources, as well as greater access to strategic partners.

As a result of these factors, our competitors may obtain regulatory approval of their products more rapidly than we can or may obtain patent protection or other intellectual property rights that limit our ability to develop or commercialize our product candidates. Our competitors might also develop products that are more effective, more useful and less costly than our products and might also be more successful in manufacturing and marketing their products. In addition, our competitors might be more effective than us in commercializing their products and as a result, our business and prospects might be materially harmed.

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

If we or any of our current or future collaborators fail to renew or terminate any of our collaboration or license agreements or if either party fails to satisfy its obligations under any of our collaboration or license agreements or complete them in a timely manner, we could have difficulty continuing marketing and sales efforts for LYMPHIR and the development and commercialization of any future product candidate and potentially lose significant sources of revenue, which could result in an adverse impact on our operations and financial condition as well as volatility in any future revenue. In addition, the agreements with our collaborators may have provisions that give rise to disputes regarding the rights and obligations of the parties. These and other possible disagreements could lead to termination of the agreement or delays in collaborative research, development, supply, or commercialization of LYMPHIR and any future product candidate, or could require or result in litigation or arbitration. Any such conflicts with the collaborators could reduce our ability to obtain future collaboration agreements and could have a negative impact on our relationship with existing collaborators, adversely affecting our business and revenues. Finally, any of our collaborations may prove to be unsuccessful.

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

The Company’s performance is substantially dependent on the continued services and on the performance of our executive management and other key personnel through the A&R Shared Services Agreement with Citius Pharma, all who have extensive experience and specialized expertise in our business. Our Chief Executive Officer, Leonard Mazur, our Secretary and Director, Myron Holubiak, our Chief Financial Officer and Chief Business Officer, Jaime Bartushak, and our Chief Medical Officer, Myron Czuczman, in particular have significant experience in the running of pharmaceutical companies and/or drug development itself. This depth of experience is of significant benefit to us, especially given the small size of our management team and company. The loss of the services of any of Mr. Mazur, Mr. Holubiak, Mr. Bartushak or Dr. Czuczman, as well as any other member of our executive management or any key employees could harm our ability to attract capital, commercialize LYMPHIR and develop any future product candidates. We do not have key man life insurance policies.

If we are unable to retain or hire additional qualified personnel, our ability to grow our business might be harmed.

Pursuant to the A&R Shared Services Agreement entered into in connection with the closing of the Merger, we utilize the services of the Citius Pharma clinical management team on a part-time basis to assist us in managing the clinical and pre-clinical trials and intend to do so for future pre-clinical and clinical trials. Pursuant to the A&R Shared Services Agreement, we also utilize the services of Citius Pharma employees with expertise in product manufacturing and commercialization for the post-launch support of LYMPHIR. While we believe these arrangements provide us with sufficient staffing for our current and future development efforts, we will need to hire or contract with additional qualified personnel with expertise in preclinical testing, clinical research and testing, government regulation, formulation and manufacturing and sales and marketing in connection with the continued development, regulatory approval and commercialization of our current and future product candidates. We compete for qualified individuals with numerous pharmaceutical and biopharmaceutical companies, universities, and other research institutions.

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

We will need to manage our anticipated growth and increased operational activity, including as a result of the recent commercialization of LYMPHIR and of any future product candidates. Our personnel, systems, and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy will require that we:

●	successfully commercialize LYMPHIR and any future product candidates;

●	maintain and strengthen, as necessary, our collaborations with third parties for the sales and marketing of LYMPHIR;

●	manage our research and development activities for future product candidates and our regulatory trials effectively;

●	attract and motivate sufficient numbers of talented employees or consultants;

●	manage our internal development efforts effectively while complying with our contractual obligations to licensors, licensees, contractors, collaborators and other third parties;

●	develop internal sales and marketing capabilities or establish collaborations with third parties with such capabilities; and

●	improve our operational, financial and management controls, reporting systems and procedures.

This planned future growth could place a strain on our administrative and operational infrastructure and may require our management to divert a disproportionate amount of our attention away from our day-to-day activities. We may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel, which may result in weaknesses in our infrastructure, and give rise to operational mistakes, loss of business opportunities, loss of employees and consultants and reduced productivity among remaining employees and consultants. We may not be able to make improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate or increase our revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

There is typically a high rate of attrition from the failure of product candidates proceeding through clinical trials. In addition, certain subjects in clinical trials may respond positively to placebo treatment – these subjects are commonly known as “placebo responders” – making it more difficult to demonstrate efficacy of the trial drug compared to placebo.

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

Risks Related to Our Regulatory and Legal Environment

Following the regulatory approval of LYMPHIR, we remain subject to ongoing regulatory obligations and restrictions, which may result in significant expense and limit our ability to commercialize LYMPHIR and any future approved products.

Following the approval by the FDA of LYMPHIR in August 2024, we remain required to comply with extensive regulations for product manufacturing, labeling, packaging, adverse event reporting, storage, distribution, advertising, promotion and record keeping. Such regulatory approval is also subject to significant limitations on the indicated uses or marketing of the products or to whom and how we may distribute the approved product.

Manufacturers of pharmaceutical products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP regulations, which include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation. Similar regulatory programs exist in foreign jurisdictions. Further, regulatory agencies must approve these manufacturing facilities before they can be used to manufacture an approved product and these facilities are subject to ongoing regulatory inspections. In addition, regulatory agencies subject an approved pharmaceutical product, its manufacturer and the manufacturer’s facilities to continual review and inspections. The subsequent discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, may result in restrictions on the marketing of that product, up to and including, withdrawal of the product from the market. If the manufacturing facilities of our suppliers fail to comply with applicable regulatory requirements, it could result in regulatory action and additional costs to us. Failure to comply with applicable FDA and other regulatory requirements may subject us to administrative or judicially imposed sanctions, either before or after product approval, if any.

In addition, the law or regulatory policies governing pharmaceutical products may change. New statutory requirements may be enacted or additional regulations may be enacted that could prevent or delay regulatory approval of our future product candidates. CMOs and their vendors or suppliers may also face changes in regulatory requirements from governmental agencies in the U.S. and other countries. We cannot predict the likelihood, nature, extent or effects of government regulation that may arise from future legislation or administrative action, either in the U.S. or elsewhere. If we are not able to maintain regulatory compliance, we might not be permitted to market any future approved products and our business could suffer.

We could be forced to pay substantial damage awards if product liability claims that may be brought against us are successful.

The use of any of our product candidates in pre-clinical and clinical trials, and the sale of any approved products, may expose us to liability claims and financial losses resulting from the use or sale of our product candidates, namely LYMPHIR. We have obtained limited product liability insurance coverage for our pre-clinical and clinical trials of $5 million per occurrence and in the aggregate, subject to a deductible of $25,000 per bodily injury and property damage occurrence, and a medical expense per person limit of $25,000. We intend to obtain similar product liability insurance coverage for LYMPHIR. There can be no assurance that our existing insurance coverage will extend to any other product candidates in the future. Any product liability insurance coverage may not be sufficient to satisfy all liabilities resulting from product liability claims. A successful claim may prevent us from obtaining adequate product liability insurance in the future on commercially desirable terms, if at all. Even if a claim is not successful, defending such a claim would be time consuming and expensive, may damage that product’s and our reputations in the marketplace, and would likely divert management’s attention, any of which could have a material adverse effect on us.

We might not obtain the necessary U.S. or foreign regulatory approvals to commercialize any future product candidates.

We cannot assure you that we will receive the approvals necessary to commercialize for sale any future product candidates that we might acquire or seek to develop in the future. We will need FDA approval to commercialize any future product candidates in the U.S. In order to obtain FDA approval of any product candidate, we must submit to the FDA an NDA or a BLA demonstrating that the product candidate is safe for humans and effective for the intended use. This demonstration requires significant research, pre-clinical studies, and clinical trials. Satisfaction of the FDA’s regulatory requirements typically takes many years, depends upon the type, complexity and novelty of the product candidate and requires substantial resources for research, development and testing. We cannot predict whether our research and clinical approaches will result in products that the FDA considers safe for humans and effective for their indicated uses. The FDA has substantial discretion in the product approval process and might require us to conduct additional pre-clinical and clinical testing, perform post-marketing studies or otherwise limit or impose conditions on any additional approvals we obtain. The approval process might also be delayed by changes in government regulation, future legislation or administrative action or changes in FDA policy that occur prior to or during a future product candidate’s regulatory review. Delays in obtaining regulatory approvals might:

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

Risks Related to Our Intellectual Property

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

Additionally, patent law is subject to change and varies among the U.S. and foreign countries. Depending on decisions by the U.S. Congress, the U.S. federal courts, the USPTO or similar authorities in foreign jurisdictions, the laws and regulations governing patents could change in unpredictable ways that may weaken our and our licensors’ abilities to obtain new patents or to enforce existing patents that we and our licensors or partners may obtain in the future.

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

If our product candidates, methods, processes, and other technologies infringe the proprietary rights of other parties, we could incur substantial costs and we might have to:

●	obtain licenses, which might not be available on commercially reasonable terms, if at all;

●	abandon an infringing product candidate;

●	redesign our product candidates or processes to avoid infringement;

●	stop using the subject matter claimed in the patents held by others;

●	pay damages; and/or

●	defend litigation or administrative proceedings which might be costly whether we win or lose, and which could result in a substantial diversion of our financial and management resources.

Any of these events could substantially harm our earnings, financial condition, and operations.

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

Risks Related to Our Common Stock

The market price of our common stock is highly volatile, and you may lose some or all of your investment.

Following the Merger, the market price of our common stock has fluctuated significantly due to a number of factors, some of which are beyond our control, including those factors discussed in this “Risk Factors” and “Risk Factor Summary” section of this report and many others, such as:

●	the Company’s cash resources available to successfully commercialize LYMPHIR, including covering the costs of licensing payments, product manufacturing and other third-party goods and services;

●	the Company’s ability to meet its contractual obligations;

●	the Company’s ability to commercialize LYMPHIR or any future product candidates, if approved;

●	the level of success and the cost of our marketing efforts for LYMPHIR and any future product candidates;

●	unanticipated serious safety concerns related to the use of LYMPHIR or any other product candidate;

●	announcements regarding results of any pre-clinical or clinical trials relating to our future product candidates;

●	adverse regulatory decisions;

●	changes in laws or regulations applicable to LYMPHIR or any future product candidates, including but not limited to clinical trial requirements for approvals and post-approval requirements;

●	the Company’s dependence on third parties and on Citius Pharma under the A&R Shared Services Agreement;

●	future issuances of debt or equity securities;

●	actual or anticipated fluctuations in the Company’s financial condition and operating results, including fluctuations in our quarterly and annual results;

●	the Company’s inability to establish additional partnerships, the termination of license agreements by our existing partners or announcements by our partners regarding therapeutic candidates competitive with ours;

●	the introduction of new technologies or enhancements to existing technologies by us or others in the industry;

●	the recruitment or departure of key scientific or management personnel;

●	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by the Company or our competitors;

●	the Company’s failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;

●	publication of research reports about us, the indications we seek to treat or our industry, or oncology research in particular, or positive or negative recommendations or withdrawal of research coverage by securities analysts;

●	changes in the market valuations of similar companies;

●	overall performance of the equity markets;

●	announcements or actions taken by Citius Pharma as the Company’s majority stockholder;

●	sales (or distributions) of our common stock by Citius Pharma, or our other stockholders in the future;

●	trading volume of our common stock;

●	legal disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain and maintain patent protection for LYMPHIR or any future product candidates, government investigations and the results of any proceedings or lawsuits, including, but not limited to, patent or stockholder litigation;

●	significant lawsuits, including patent or stockholder litigation;

●	the impact of any natural disasters or public health emergencies;

●	general economic, industry and market conditions other events or factors, many of which are beyond the Company’s control; and

●	changes in accounting standards, policies, guidelines, interpretations or principles.

In addition, in the past, stockholders have initiated Company action lawsuits against biotechnology and biopharmaceutical companies following periods of volatility in the market prices of these companies’ stock. Such litigation, if instituted against us, could cause the Company to incur substantial costs and divert our management’s attention and resources, which could have a material adverse effect on our business, financial condition and results of operations.

Future sales of a substantial number of shares of our common stock may cause the price of our common stock to decline.

Subject to certain exceptions, the amended and restated registration rights agreement entered into in connection with the Merger (the “A&R Registration Rights Agreement”) provides for certain restrictions on transfer with respect to the securities of the Company, including shares held by 10XYZ Holdings, LP, the sponsor of TenX, and securities held by certain directors and officers of the Company and Citius Pharma. Such restrictions expired February 9, 2025, subject to certain exceptions. Following the expiration of the lock-up period, such equity holders are not restricted from selling or distributing shares of common stock held by them, other than by applicable securities laws.

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

For the foreseeable future, until LYMPHIR generates significant revenue, if at all, we will need to raise capital to finance our operations, including possible acquisitions or strategic transactions. To do so, we might be required to issue equity securities, resulting in the dilution of the ownership interests of our present stockholders. The Company is currently authorized to issue an aggregate of 400,000,000 shares of common stock and 10,000,000 shares of preferred stock, of which 84,797,846 shares are outstanding as of December 23, 2025. We may also issue additional shares of common stock or other securities that are convertible into or exercisable for common stock in connection with hiring or retaining employees, or for other business purposes. The future issuance of any such additional shares of common stock or common stock equivalents may create downward pressure on the trading price of the common stock.

Substantial sales of our common stock may occur in connection with the potential distribution of shares by Citius Pharma, which could cause our stock price to decline.

Citius Pharma has stated its intention to effect a pro rata distribution of an undetermined amount of the common stock it holds in Citius Oncology to Citius Pharma stockholders at a yet-to-be determined date in the future. As of December 10, 2025, approximately 79% of our outstanding shares of common stock are owned by Citius Pharma. The timeline and details with respect to such distribution have not been announced. Stockholders receiving shares of our common stock in such distribution may be able to sell those shares immediately in the public market. Although we have no actual knowledge of any plan or intention of any significant Citius Pharma stockholder to sell our common stock following the potential distribution, it is likely that some Citius Pharma stockholders, possibly including some of its larger stockholders, would sell their shares of our common stock received in the potential distribution if we do not fit their investment objectives or in order to cover the related tax liability. The sales of significant amounts of our common stock or the perception in the market that this will occur may decrease the market price of our common stock and increase the volatility of our common stock.

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

If our common stock were removed from listing with The Nasdaq Capital Market, we may be subject to the so-called “penny stock” rules. The SEC has adopted regulations that define a “penny stock” to be any equity security that has a market price per share of less than $5.00, subject to certain exceptions, such as any securities listed on a national securities exchange, which is the exception on which we rely. For any transaction involving a “penny stock,” unless exempt, the rules impose additional sales practice requirements on broker-dealers, subject to certain exceptions. If the common stock were delisted and determined to be a “penny stock,” a broker-dealer may find it more difficult to trade the common stock and an investor may find it more difficult to acquire or dispose of the common stock on the secondary market.

Our Certificate of Incorporation allows for our Board to create new series of preferred stock without further approval by our stockholders, which could adversely affect the rights of the holders of the common stock.

Our Board has the authority to issue up to 10,000,000 shares of preferred stock and to fix and determine the relative rights and preferences of any such preferred stock without further stockholder approval. As a result, our Board could authorize the issuance of one or more series of preferred stock that would grant preferential rights to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the preferred shares, together with a premium, prior to the redemption of the common stock. In addition, our Board could authorize the issuance of a series of preferred stock that has greater voting power than the common stock or that is convertible into common stock, which could decrease the relative voting power of the common stock or result in dilution to our existing stockholders.

We have not paid cash dividends in the past and we do not expect to pay cash dividends in the foreseeable future. Any return on investment may be limited to the capital appreciation, if any, of our common stock.

We have not paid cash dividends on our common stock and we do not anticipate paying cash dividends on our common stock in the foreseeable future. The payment of dividends on our common stock will depend on our earnings, financial condition and other business and economic factors affecting us at such time as our Board may consider relevant. In addition, our ability to pay dividends may be limited by covenants in any future outstanding indebtedness that we may incur. Since we do not intend to pay dividends, a stockholder’s ability to receive a return on such stockholder’s investment will depend on any future appreciation in the market value of the Company’s common stock. There is no guarantee that our common stock will appreciate or even maintain the price at which our stockholders have purchased it.

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

Citius Pharma controls approximately 79% of the voting power of the outstanding shares of common stock as of December 10, 2025. As a result, the Company is a “controlled company” within the meaning of the corporate governance standards of Nasdaq. Under these corporate governance standards, a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements. For example, controlled companies:

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

We are also a smaller reporting company as defined in the Exchange Act. Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company,” which would allow us to take advantage of many of the same exemptions from disclosure requirements including exemption from compliance with the auditor attestation requirements of Section 404 and reduced disclosure obligations regarding executive compensation in our registration statements, periodic reports and proxy statements. We will be able to take advantage of these scaled disclosures for so long as our common stock held by non-affiliates is less than $250 million measured on the last business day of our second fiscal quarter, or our annual revenue is less than $100 million during the most recently completed fiscal year and our common stock held by non-affiliates is less than $700 million measured on the last business day of our second fiscal quarter.

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

Citius Pharma currently performs or supports many of our important corporate functions, which would be difficult to replace if Citius Pharma were to cease providing and we are obligated to pay to Citius Pharma the fees for services under the A&R Shared Services Agreement and must repay the principal due on a promissory note issued in August 2024.

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

In connection with the closing of the Merger, Citius Pharma made a loan to the Company. The loan is evidenced by an unsecured promissory note issued by the Company, dated August 16, 2024, as amended September 10, 2025, in the principal amount of $3,800,111 to Citius Pharma. The promissory note bears no interest and is repayable in full upon the date at which the Company has closed a series of capital raises that in the aggregate provide gross proceeds of at least $50 million through the issuance of debt or equity securities or the royalty-backed monetization of LYMPHIR™. To date the Company has raised $36 million in capital raises and the likelihood of raising an additional $14 million to trigger the repayment obligation is uncertain at this time.

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

Citius Pharma holds approximately 79% of the voting power of us as of December 10, 2025, which means that Citius Pharma controls the vote of all matters submitted to a vote of the Company’s stockholders. This control enables Citius Pharma to control the election of the members of the Board and all other corporate decisions. In particular, for so long as Citius Pharma continues to own a majority of the common stock, Citius Pharma will be able to cause or prevent a change of control of our Company or a change in the composition of the Board and could preclude any unsolicited acquisition of our Company.

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

In addition, in the ordinary course of its pharmaceutical business activities, Citius Pharma may engage in fields or activities where its interests conflict with our interests or those of our other stockholders, such as investing in or advising businesses that directly or indirectly compete with certain portions of the Company’s business or those businesses that are suppliers or customers of us. The Certificate of Incorporation provides that, to the fullest extent permitted by law, none of Citius Pharma nor its affiliates or any person or entity who, while a stockholder, director, officer or agent of us or any of our affiliates, is a director, officer, principal, partner, member, manager, employee, agent and/or other representative of Citius Pharma and its affiliates (each an “Identified Person”) will have any duty to refrain from (i) engaging in a corporate opportunity in the same or similar business activities or lines of business in which we or our affiliates are engaged or that are deemed to be competing with us or any of our affiliates or (ii) otherwise investing in or providing services to any person that competes with us or our affiliates engaging, directly or indirectly, in the same or similar business activities or lines of business in which we operate. In addition, to the fullest extent permitted by law, no Identified Person will have any obligation to offer us or our affiliates the right to participate in any corporate opportunity in the same or similar business activities or lines of business in which we or our affiliates are engaged or that are deemed to be competing with us or any of our affiliates. This means that Citius Pharma may pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. In addition, Citius Pharma may have an interest in pursuing acquisitions, divestitures and other transactions that, in its judgment, could enhance its investment, even though such transactions might involve risks to our stockholders or may not prove beneficial.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

Risk Management and Strategy

The Company has established processes to assess, identify, and manage risks from cybersecurity threats as part of our broader enterprise-wide risk management system and processes, which is overseen by our Board through our Audit Committee, along with our executive management.

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

Governance

The Board is responsible for overseeing our enterprise risk management program. The Audit Committee of the Board has been designated by the Board to oversee cybersecurity risks and our processes to identify, prioritize, assess, manage, and mitigate those risks. The Audit Committee receives updates on cybersecurity and information technology matters and related risk exposures from our Chief Financial Officer.

The Chief Financial Officer oversees the operation of our cybersecurity program and has over 10 years of executive experience overseeing risk management and internal controls. The Chief Financial Officer is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents through the Chief Financial Officer’s oversight of the Company’s information technology function and supervision of the Company’s IT administrator.

Item 2. Properties

Included in the A&R Shared Service Agreement is rent for our portion of the occupancy of offices at 11 Commerce Drive, First Floor, Cranford, New Jersey 07016. The lease is held by Citius Pharma and runs until February 28, 2030.

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

Holders of Common Stock

Based upon information furnished by our transfer agent, as of December 17, 2025, we had approximately 5 stockholders of record of our common stock. However, because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we believe there are substantially more beneficial holders of our common stock than record holders.

Dividends

We have never paid dividends on our common stock. We intend to follow a policy of retaining earnings, if any, to finance the growth of our business and do not anticipate paying any cash dividends in the foreseeable future. The declaration and payment of future dividends on the common stock will be at the sole discretion of our Board and will depend on our profitability and financial condition, capital requirements, statutory and contractual restrictions, future prospects and other factors deemed relevant by the Board.

Recent Sales of Unregistered Securities

During the year ended September 30, 2025, we did not issue or sell any unregistered securities not previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

We did not make any purchases of our common stock during the three months ended September 30, 2025, which is the fourth quarter of our fiscal year.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and related notes included elsewhere in this annual report on Form 10-K. Management’s discussion and analysis contains forward-looking statements, such as statements of our plans, objectives, expectations, and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect” and the like, and/or future tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify these forward-looking statements. These forward-looking statements are subject to risks and uncertainties including those under “Risk Factors” in Item 1A in this Form 10-K that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the filing date of this report.

Business

Citius Oncology is a specialty biopharmaceutical company focused on developing and commercializing innovative targeted oncology therapies. We are commercializing LYMPHIR (denileukin diftitox), an oncology immunotherapy for the treatment of CTCL, a rare form of non-Hodgkin lymphoma. LYMPHIR was approved by the FDA in August 2024 and commercially launched in the U.S. in December 2025.

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

Since inception, we have devoted substantially all of our efforts to business planning, research and development, recruiting management and technical staff and commercially launching LYMPHIR. We are subject to a number of risks common to companies in the pharmaceutical industry including, but not limited to, our ability to obtain additional financing, risks related to the development by us or our competitors of research and development stage products, market acceptance of our approved products, competition from larger companies, dependence on key personnel, dependence on key suppliers and strategic partners, and our compliance with governmental and other regulations.

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

Under the terms of these agreements, Citius Pharma acquired Dr. Reddy’s exclusive license of E7777 from Eisai and other related assets owned by Dr. Reddy’s. The exclusive license includes rights to develop and commercialize E7777 in all markets except for Japan and certain parts of Asia. Eisai retains exclusive development and marketing rights for the agent in Japan, China, Korea, Taiwan, Hong Kong, Macau, Indonesia, Thailand, Malaysia, Brunei, Singapore, India, Pakistan, Sri Lanka, Philippines, Vietnam, Myanmar, Cambodia, Laos, Afghanistan, Bangladesh, Bhutan, Nepal, Mongolia, and Papua New Guinea. Citius Pharma paid Dr. Reddy’s a $40 million upfront payment which represents the acquisition date fair value of the in-process research and development acquired. Dr. Reddy’s is entitled to up to $40 million in development milestone payments related to CTCL approvals in the U.S. and other markets, up to $70 million in development milestones for additional indications, as well as commercial milestone payments and low double-digit tiered royalties on net product sales (within a range of 10% to 15%), and up to $300 million for commercial sales milestones. We also must pay on a fiscal quarter basis tiered royalties equal to low double-digit percentages of net product sales (within a range of 10% to 15%). The royalties will end on the earlier of (i) the 15-year anniversary of the first commercial sale of the latest indication that received regulatory approval in the applicable country and (ii) the date on which a biosimilar product results in the reduction of net sales in the applicable product by 50% in two consecutive quarters, as compared to the four quarters prior to the first commercial sale of the biosimilar product. We will also pay Dr. Reddy’s an amount equal to a low-thirties percentage of any sublicense upfront consideration or milestone payments (or the like) received by us and the greater of (i) a low-thirties percentage of any sublicensee sales-based royalties or (ii) a mid-single digit percentage of such licensee’s net sales. Citius Pharma is a guarantor of our obligations under these agreements.

At the time of the FDA approval for LYMPHIR, a $27.5 million milestone payment became payable to Dr. Reddy’s under the terms of the asset purchase agreement for which a balance of $19.75 million remains due as of September 30, 2025. Dr. Reddy’s agreed to a partial deferral without penalty of this milestone payment.

Under the license agreement, Eisai was due a $5.9 million milestone payment, upon FDA approval, of which $2.9 million remains payable at September 30, 2025, and additional commercial milestone payments related to the achievement of net product sales thresholds and an aggregate of up to $22 million related to the achievement of net product sales thresholds. We were also required to reimburse Eisai for up to $2.65 million of its costs to complete the Phase 3 pivotal clinical trial for LYMPHIR for the CTCL indication and reimburse Eisai for all reasonable costs associated with the preparation of a BLA for LYMPHIR. Eisai was responsible for completing the CTCL clinical trial, and CMC activities through the filing of the BLA for LYMPHIR with the FDA. We are responsible for development costs associated with potential additional indications.

On March 28, 2025, Citius Oncology and Eisai entered into a letter agreement that amended the license agreement to provide for a payment schedule to Eisai for the milestone payment and certain unpaid invoices. We agreed to pay Eisai on or before July 15, 2025, an aggregate amount of $2,535,318 and thereafter on the 15th of each of the next four months to pay Eisai $2.35 million and make a final payment of $2,197,892 to Eisai on or before December 15, 2025, in each case with interest on each obligation from its original due date through the date of actual payment under the letter agreement at the rate of 2% per annum. During the year ended September 30, 2025, we recorded $218,032 in interest expense under the agreement. The parties released each other from any and all claims, losses, damages, costs and expenses that arise from or related to our failure to pay the milestone payment or the other incurred costs under the license agreement except for any claims arising out of a breach of the letter agreement. All other terms of the license agreement remain in full force and effect. During the year ended September 30, 2025 we paid $3 million of the development milestone and the balance of $2.9 million is included in license fee payable at September 30, 2025. On July 21, 2025, we made a payment to Eisai of $1,616,522 for other invoices and accumulated interest associated with the letter agreement.

The term of the license agreement will continue until (i) March 30, 2026, if there has not been a commercial sale of a licensed product in the territory, or (ii) if there has been a commercial sale of a licensed product in the territory by March 30, 2026, the 10-year anniversary of the first commercial sale on a country-by-country basis. We expect the first commercial sale to occur in the first quarter of 2026. The term of the license may be extended for additional 10-year periods for all countries in the territory by notifying Eisai and paying an extension fee equal to $10 million. Either party may terminate the license agreement upon written notice if the other party is in material breach of the agreement, subject to cure within the designated time periods. Either party also may terminate the license agreement immediately upon written notice if the other party files for bankruptcy or takes related actions or is unable to pay its debts as they become due. Additionally, either party will have the right to terminate the agreement if the other party directly or indirectly challenges the patentability, enforceability or validity of any licensed patent.

Under the purchase agreement with Dr. Reddy’s, we are required to (i) use commercially reasonable efforts to make commercially available products in the CTCL indication, peripheral T-cell lymphoma indication and immuno-oncology indication, (ii) initiate two investigator initiated immuno-oncology trials (both of which have been initiated), (iii) use commercially reasonable efforts to achieve each of the approval milestones, and (iv) to complete each specified immuno-oncology investigator trial on or before the four-year anniversary of the effective date of the definitive agreement. Additionally, we are required to commercially launch a product in a territory within six months of receiving regulatory approval for such product in each such jurisdiction; the launch of LYMPHIR in December 2025 satisfied this requirement in the U.S.

Specialty Distribution Agreements

In 2025, the Company executed three service agreements with pharmaceutical wholesalers to provide distribution of its LYMPHIR product to healthcare organizations which include academic centers, community oncology practices, as well as infusion centers.

RESULTS OF OPERATIONS

Year ended September 30, 2025 compared with the year ended September 30, 2024

	Year Ended September 30, 2025	Year Ended September 30, 2024
Revenues	$—	$—

Operating expenses:
Research and development	6,418,334	4,925,001
General and administrative	8,783,997	8,148,929
Stock-based compensation – general and administrative	8,320,419	7,498,817
Total operating expenses	23,522,750	20,572,747

Operating loss	(23,522,750)	(20,572,747)
Interest income	36,373	—
Interest expense	(218,032)	—
Loss before income taxes	(23,704,409)	(20,572,747)
Income tax expense	1,056,960	576,000
Net loss	$(24,761,369)	$(21,148,747)

Revenues

We did not generate any revenues for the years ended September 30, 2025 and 2024.

Research and Development Expenses

For the year ended September 30, 2025, research and development expenses were $6,418,334 as compared to $4,925,001 for the year ended September 30, 2024, an increase of $1,493,333 primarily related to costs associated with the expense of a drug substance batch needed for the pre-license inspection of the manufacturer.

General and Administrative Expenses

For the year ended September 30, 2025, general and administrative expenses were $8,783,997 as compared to $8,148,929 for the year ended September 30, 2024, an increase of $635,068. The primary reason for the increase was the efforts associated with the pre-commercial and commercial launch activities of LYMPHIR associated with market research, marketing, distribution and drug product reimbursement from health plans and payers.

Stock-based Compensation Expense

For the year ended September 30, 2025, stock-based compensation expense was $8,320,419 as compared to $7,498,817 for the year ended September 30, 2024. The primary reasons for the $821,602 increase in stock-based compensation expense were the new options granted in December 2024 and the restricted stock awards granted in September 2025.

Other Income (Expense)

Interest income for the year ended September 30, 2025 was $36,373 as we invested some of the proceeds from our July 2025 and September 2025 equity offerings in a money market account. There was no interest income for the year ended September 30, 2024.

Interest expense of $218,032 for the year ended September 30, 2025 consists of $218,032 in interest under the payment agreement with Eisai.

Income Taxes

We recorded deferred income tax expense of $1,056,960 in the year ended September 30, 2025 as compared to $576,000 in the year ended September 30, 2024 related to the amortization for taxable purposes of our in-process research and development asset.

Net Loss

For the year ended September 30, 2025, we incurred a net loss of $24,761,369 compared to a net loss of $21,148,747 for the year ended September 30, 2024. The $3,612,622 increase in the net loss was primarily due to the increases of $1,493,333 in research and development, $635,068 in general and administrative expenses and the increase in stock-based compensation expense of $821,602.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Working Capital

We have incurred operating losses since inception and incurred a net loss of $24,761,369 for the year ended September 30, 2025. At September 30, 2025, we had an accumulated deficit of $64,039,956. We have had no revenue and have historically relied on funding from Citius Pharma to finance our operations. At September 30, 2025, we had $3,924,908 in cash and a negative working capital of approximately $21.9 million.

During the year ended September 30, 2025, Citius Oncology received aggregate net proceeds of approximately $15 million from equity offerings in July 2025 and September 2025 and Citius Pharma received net proceeds of approximately $32 million from their equity offerings and $1 million from the issuance of a note payable.

Additionally, on October 21, 2025, Citius Pharma sold 3,973,510 shares of common stock (or pre-funded warrants in lieu thereof) and accompanying warrants to purchase 3,973,510 shares of common stock, at a combined per unit price of $1.51 for gross proceeds of approximately $6 million. The immediately exercisable five-year warrants have an exercise price of $1.40 per share.

We need to obtain substantial additional financing in order to satisfy our outstanding milestone payment obligations, as well as meet minimum purchase commitments under our agreements for the manufacture and supply of our drug product, and cannot be sure that any additional funding will be available on terms favorable to us, or at all. As of September 30, 2025, our outstanding milestone payments and purchase commitments for 2025 include:

●	On March 28, 2025, we entered into a letter agreement to pay Eisai on or before July 15, 2025, $2,535,318 and thereafter on the 15th of each of the next four months $2.35 million and make a final payment of $2,197,892 to Eisai on or before December 15, 2025, in each case with interest on each obligation from its original due date at the rate of 2% per annum. As of September 30, 2025, we owe a balance of $2.9 million for the milestone approval fee and $6,697,892 for certain other invoices.

●	At the time of the FDA approval for LYMPHIR, a $27.5 million milestone payment became payable to Dr. Reddy’s of which a balance of $19.75 million remains due as of September 30, 2025. Dr. Reddy’s has agreed to a partial deferral without penalty of this milestone payment.

●	We entered into an agreement with a contract manufacturing organization for the manufacture and supply of drug substance. Under this agreement, we are obligated to purchase minimum annual quantities of batches at a set price per batch, subject to annual increases. As of September 30, 2025, the total minimum purchase commitment under this agreement was approximately $16.2 million, consisting of payments of $8.5 million and $5.3 million for calendar years 2025 and 2026, respectively and $2.4 million for 2026 pass-throughs and consumable manufacturing components.

●	As of September 30, 2025, the Company also has commercial supply agreements with two other vendors for the completion and packaging of finished drug products. Minimum purchase commitments under these two agreements are approximately $4.9 million, consisting of purchase commitment obligations of $1.2 million in calendar years 2025 and $1.9 million in 2026 and $1.8 million in 2027.

We plan to continue to rely on funding from Citius Pharma, to raise capital through equity financings from outside investors, and to generate revenue from the future sales of LYMPHIR. We also have retained Jefferies LLC as our exclusive financial advisor in evaluating strategic alternatives aimed at maximizing shareholder value. There is no assurance, however, that Citius Pharma will have the resources to continue funding us, that we will be successful in raising the needed capital and, if funding is available, that it will be available on terms acceptable to us or that we will find strategic partners or generate substantial revenue from the sale of LYMPHIR.

After giving effect to the Citius Pharma equity offerings during the year ended September 30, 2025, our equity offerings during the year ended September 30, 2025, Citius Pharma’s October equity offering, and our December 2025 equity offering, we expect that we and Citius Pharma collectively will have sufficient funds to continue our operations through March 2026. We will need to raise additional capital in the future to support our operations beyond March 2026, including to successfully commercialize of LYMPHIR. There is no assurance, however, that we will be successful in raising the needed capital or that the proceeds will be received in an amount or in a timely manner to support our operations.

Investing Activities

During the year ended September 30, 2025, we paid $3 million to Eisai in connection with partial milestone payments and paid $2.75 million in connection with partial milestone payments to Dr. Reddy’s.

During the year ended September 30, 2024, the Company paid $5 million in connection with a partial milestone payment due under its asset purchase agreement with Dr. Reddy’s.

Financing Activities

In connection with closing of the Merger on August 12, 2024, Citius Pharma, made a contribution to our capital in the amount of $33,180,961 representing the balance of the due to/due from related party account on the date of the Merger. Citius Pharma also made cash contributions to our capital, pursuant to the terms of the Merger Agreement, in the amount of $3,827,944.

Also in connection with the closing of the Merger, Citius Pharma made a loan to the Company, evidenced by an unsecured promissory note issued by the Company to Citius Pharma, dated August 16, 2024, as amended September 10, 2025, in the principal amount of $3,800,111. The promissory note bears no interest and is repayable in full upon the date at which the Company has closed a series of capital raises that in the aggregate provide gross proceeds of at least $30 million through the issuance of debt or equity securities or the royalty-backed monetization of LYMPHIR™. To date the Company has raised $18 million in capital raises and the likelihood of raising an additional $12 million to trigger the repayment obligation is uncertain at this time.

On July 17, 2025, we sold 6,818,182 shares of common stock and warrants to purchase 6,818,182 shares of common stock, at a combined per unit price of $1.32. The immediately exercisable five-year warrants have an exercise price of $1.32 per share. Net proceeds were approximately $7.4 million, after deducting placement agent fees and other expenses.

On September 10, 2025, we sold 5,142,858 shares of common stock and warrants to purchase 5,142,858 shares of common stock, at a combined per unit price of $1.75. The warrants have an exercise price of $1.84 per share, are exercisable six months after the date of issuance for one share of common stock and will expire five and a half years following the date of issuance. Gross proceeds were approximately $7.5 million, after deducting placement agent fees and other expenses.

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

In-process research and development of $73.4 million represents the value of our September 2021 acquisition of an exclusive license for LYMPHIR (denileukin diftitox), an oncology immunotherapy for the treatment of CTCL, a rare form of non-Hodgkin lymphoma and is expected to be amortized on a straight-line basis over a period of 12 years commencing upon revenue generation. In-process research and development consists of $40 million paid to Dr. Reddy’s from the asset purchase agreement and approval milestone fees of $27.5 million to Dr. Reddy’s and $5.9 million to Eisai.

Incremental costs incurred on IPR&D after the acquisition date are expensed as incurred, unless there is an alternative future use.

We review intangible assets annually to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in the remaining useful life of any intangible asset. If the carrying value of an asset exceeds its undiscounted cash flows, we write down the carrying value of the intangible asset to its fair value for the period identified. No impairments have occurred since the acquisitions of our intangible assets through September 30, 2025.

Stock-Based Compensation

We recognize compensation costs resulting from the issuance of stock-based awards to employees and directors as an expense in our consolidated statement of operations over the requisite service period based on the fair value for each stock award on the grant date. The fair value of each option grant is estimated using the Black-Scholes option pricing model. Volatility is estimated using the trading activity of Citius Pharma common stock until such time as we have sufficient history. Because our stock options have characteristics significantly different from those of traded options, and because changes in the input assumptions can materially affect the fair value estimate, the existing model may not necessarily provide a reliable measure of the fair value of our stock options.

The Company recognizes compensation costs resulting from the issuance of stock-based awards to non-employees as an expense in the consolidated statement of operations over the service period based on the fair value for each stock award and records forfeitures as they occur.

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

Our Chief Executive Officer (who is our principal executive officer) and Chief Financial Officer (who is our principal financial officer and principal accounting officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of September 30, 2025, the end of our fiscal year. In designing and evaluating disclosure controls and procedures, we recognize that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective. As of September 30, 2025, based on the evaluation of these disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Under the supervision of our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2025 using the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013 Framework).

Based on this evaluation, management has concluded that our internal controls were effective and that we maintained effective controls over our financial reporting as of September 30, 2025.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting during the fourth quarter of fiscal 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth information as of the date of this report with respect to the individuals who serve as the directors and executive officers of Company, including their positions, and is followed by a biography of each such individual.

Name	Age	Title
Leonard Mazur	80	Chairman and Chief Executive Officer and Director
Myron Holubiak	78	Secretary and Director
Suren Dutia	83	Director
Dr. Eugene Holuka	66	Director
Dennis M. McGrath	68	Director
Robert Smith	65	Director
Joel Mayersohn	67	Director
Carol Webb	79	Director
Jaime Bartushak	58	Chief Financial Officer and Treasurer
Dr. Myron S. Czuczman	66	Chief Medical Officer

Leonard Mazur

Leonard Mazur is the Chairman and Chief Executive Officer of the Company, a position he has held since August 12, 2024. Prior thereto, he served as the Chief Executive Officer of Citius Oncology Sub, Inc., beginning on April 1, 2022. Mr. Mazur also serves as the Executive Chairman and Secretary of Citius Pharma (Nasdaq: CTXR) and has been a member of the board of directors of Citius Pharma since September 2014. In May 2022, Mr. Mazur became the Chief Executive Officer of Citius Pharma. He also serves as the Secretary of Citius Pharma’s majority-owned subsidiary, NoveCite, Inc. (“NoveCite”), and provides other guidance to Citius Pharma and NoveCite. Since August 2021, Mr. Mazur has served on the board of directors of Hillstream BioPharma, Inc. (Nasdaq: HILS), a pre-clinical biotechnology company developing novel therapeutic candidates targeting ferroptosis, an emerging new anti-cancer mechanism resulting in iron mediated cell death for treatment resistant cancers. Mr. Mazur is the co-founder and Vice Chairman of Akrimax Pharmaceuticals, LLC (“Akrimax”), a privately held pharmaceutical company specializing in producing cardiovascular and general pharmaceutical products. Akrimax was founded in September 2008 and has successfully launched prescription drugs while acquiring drugs from major pharmaceutical companies. From January 2005 to May 2012, Mr. Mazur co-founded and served as the Chief Operating Officer of Triax Pharmaceuticals LLC (“Triax”), a specialty pharmaceutical company producing prescription dermatological drugs. Prior to joining Triax, he was the founder and, from 1995 to 2005, Chief Executive Officer of Genesis Pharmaceutical, Inc. (“Genesis”), a dermatological products company that marketed its products through dermatologists’ offices as well as co-promoting products for major pharmaceutical companies. In 2003, Mr. Mazur successfully sold Genesis to Pierre Fabre, a leading pharmaceutical company. Mr. Mazur has extensive sales, marketing and business development experience from his tenures at Medicis Pharmaceutical Corporation as Executive Vice President, ICN Pharmaceuticals, Inc. as Vice President, Sales & Marketing, Knoll Pharma (a division of BASF), and Cooper Laboratories, Inc. Mr. Mazur is a member of the Board of Trustees of Manor College, is a recipient of the Ellis Island Medal of Honor and was previously the Chairman of the board of directors of Leonard-Meron Biosciences, Inc. (“LMB”), the Company’s wholly-owned subsidiary. Mr. Mazur received both his B.A. and M.B.A. from Temple University and has served in the U.S. Marine Corps Reserves.

The Board believes that Mr. Mazur is qualified to serve as a director because of his entrepreneurial experience and marketing knowledge in the pharmaceutical industry.

Myron Holubiak

Myron Holubiak is the current Secretary of the Company and a member of the Board, a position he has held since August 12, 2024. Prior thereto, he served as Secretary and a director of Citius Oncology Sub, Inc., beginning on April 1, 2022. Mr. Holubiak is also the Executive Vice Chairman of Citius Pharma, a position he has held since May 2022. He has also served as a member of the board of directors of Citius Pharma since October 2015. From October 2015 through April 2022, Mr. Holubiak served as Citius Pharma’s President and Chief Executive Officer. Mr. Holubiak also serves as the acting Chief Executive Officer of our majority-owned subsidiary, NoveCite. Mr. Holubiak has extensive experience in managing and advising large and emerging pharmaceutical and life sciences companies. Mr. Holubiak was the President of Roche Laboratories, Inc. (“Roche”), a major research-based pharmaceutical company, from December 1998 to August 2001. Prior to that, he held sales and marketing positions at Roche during his 19-year tenure. From September 2002 to July 2016, Mr. Holubiak served on the board of directors and for the last two years was the Chairman of the board of directors of BioScrip, Inc. (“BioScrip”) (Nasdaq: BIOS). BioScrip is a leading national provider of infusion and home care management solutions. Since July 2010, Mr. Holubiak has served as a member of the board of directors of Assembly Biosciences, Inc. (“Assembly”) (Nasdaq: ASMB) and its predecessor Ventrus Biosciences, Inc. Assembly is a biopharmaceutical company developing innovative, small molecule therapeutics for hepatitis B virus (HBV), hepatitis delta virus (HDV) and herpes virus infections. Additionally, Mr. Holubiak serves as a director for bioAffinity Technologies Inc., a privately held company. In March 2013, Mr. Holubiak founded LMB, the Company’s wholly-owned subsidiary, and he served as the Chief Executive Officer and President of LMB until March 2016. In addition, Mr. Holubiak was also a trustee of the Academy of Managed Care Pharmacy Foundation from April 2013 to April 2015. Mr. Holubiak received a B.S. in Molecular Biology and Biophysics from the University of Pittsburgh; he received advanced business training from the Harvard Business School and the University of London; and advanced training in health economics from the University of York’s Centre for Health Economics.

The Board believes that Mr. Holubiak is qualified to serve as a director because of his industry knowledge and experience managing both large and small pharmaceutical companies.

Suren Dutia

Suren Dutia has been a member of the Board since August 12, 2024. Mr. Dutia has also been a member of the board of directors of Citius Pharma since October 2015. In addition to his role as an outside independent director of Citius Pharma, Mr. Dutia has been serving as director of Flint Rehab and Vahan Inc, since 2016. Mr. Dutia has been involved in fostering entrepreneurship for more than 20 years and served as Senior Fellow of the Ewing Mario Kauffman Foundation from March 2011 to December 2016 and Senior Fellow of Skandalaris Center for Entrepreneurship and Innovation at Washington University, St. Louis from 2010 to 2013. He has served as a member of the advisory board of Center for Digital Transformation, University of California, Irvine since May 2012. From February 2006 to May 2010, Mr. Dutia served as the Chief Executive Officer of TiE, a non-profit organization involved in fostering entrepreneurship globally. From February 2011 to May 2013, Mr. Dutia served as a director of LifeProof and from July 2000 to December 2011, he served as a director of Anvita Health. From 1989 to 1998, Mr. Dutia served as the Chief Executive Officer and Chairman of the board of directors of Xscribe Corporation. Prior to his positions with Xscribe Corporation, Mr. Dutia held several positions with Dynatech Corporation, and, in addition, he was the President of a medical instruments company. Mr. Dutia received his B.S. and M.S. degrees in chemical engineering and B.A. in political science from Washington University, St. Louis. In addition, he obtained an M.B.A. from the University of Dallas.

The Board believes that Mr. Dutia is qualified to serve as a director because of his financial management background, his involvement with start-up companies and his management skills.

Dr. Eugene Holuka

Dr. Eugene Holuka has been a member of the Board since August 12, 2024. Dr. Holuka has also been a member of the board of directors of Citius Pharma since June 2016. Dr. Holuka is an internist and has practiced in internal medicine for almost 35 years. He is presently an attending physician at the Staten Island University Hospital where he has practiced since 1991. Dr. Holuka has also served as an Adjunct Clinical Assistant Professor at the Touro College of Osteopathic Medicine since 2011 and currently serves as an associate professor at the Zucker School of Medicine at Hofstra University. From April 2014 until the acquisition of LMB by the Company in March 2016, he was a member of the LMB Scientific Advisory Board. Dr. Holuka received the Ellis Island Medal of Honor in 2000 and has served on the NECO Committee Board since 2005. He was an Executive Committee Member on the Forum’s Children Foundation from 2000 until 2008.

The Board believes that Dr. Holuka is qualified to serve as a director because of his extensive experience in the healthcare industry.

Dennis M. McGrath

Dennis M. McGrath has been a member of the Board since August 12, 2024. Mr. McGrath has also been a member of the board of directors of Citius Pharma since February 2023. He has served as the President of PAVmed, Inc. (Nasdaq: PAVM), a diversified commercial-stage medical technology company since March 2019 (having served as Executive Vice President from March 2017 to March 2019) and as PAVmed’s Chief Financial Officer since March 2017. Mr. McGrath has also served as the Chief Financial Officer of Lucid, PAVmed’s majority owned subsidiary since the consummation of Lucid’s initial public offering. Previously, from 2000 to 2017 Mr. McGrath served in several senior level positions of PhotoMedex, Inc. (formerly, Nasdaq: PHMD), a global manufacturer and distributor of medical device equipment and services, including from 2011 to 2017 as director, President, and Chief Financial Officer. Prior to PhotoMedex’s reverse merger with Radiancy, Inc in December 2011, he also served as a board member and Chief Executive Officer from 2009 to 2011 and served as Vice President of Finance and Chief Financial Officer from 2000 to 2009. He received honors as a P.A.C.T. (Philadelphia Alliance for Capital and Technology) finalist for the 2011 Investment Deal of the Year, award winner for the SmartCEO Magazine 2012 CEO of the Year for Turnaround Company, and finalist for the Ernst & Young 2013 Entrepreneur of the Year. He has extensive experience in mergers and acquisitions, both domestically and internationally, particularly involving public company acquisitions, including Surgical Laser Technologies, Inc, (formerly, Nasdaq: SLTI), ProCyte Corporation (formerly, Nasdaq: PRCY), LCA Vision, Inc. (formerly, Nasdaq: LCAV) and Think New Ideas, Inc. (formerly, Nasdaq: THNK). Prior to PhotoMedex, he served in several senior level positions of AnswerThink Consulting Group, Inc. (then, Nasdaq: ANSR, now, The Hackett Group, Nasdaq: HCKT), a business consulting and technology integration company, including from 1999 to 2000 as Chief Operating Officer of the Internet Practice, the largest division of AnswerThink Consulting Group, Inc., while concurrently during the merger of the companies, serving as the acting Chief Financial Officer of Think New Ideas, Inc. (then, Nasdaq: THNK, now, Nasdaq: HCKT), an interactive marketing services and business solutions company. Mr. McGrath also served from 1996 until 1999 as Chief Financial Officer, Executive Vice President and director of TriSpan, Inc., an internet commerce solutions and technology consulting company, which was acquired by AnswerThink Consulting Group, Inc. in 1999. During his tenure at Arthur Andersen & Co., where he began his career, he became a Certified Public Accountant in 1981 and he holds a B.S., maxima cum laude, in accounting from LaSalle University. In addition, he serves as the audit and compensation committee chair and a director of several medical device companies, including DarioHealth Corp. (Nasdaq: DRIO), and LIV Process, formerly BioVector, Inc. Previously from 2014 to 2024, Mr. McGrath served as a director and audit chair of Cagent Vascular, Inc., and from 2007 to 2009, Mr. McGrath served as a director of Embrella Cardiovascular, Inc. (sold to Edwards Lifesciences Corporation, NYSE: EW). He also serves on the Board of Visitors for Taylor University and on Board of Trustees of Manor College.

The Board believes that Mr. McGrath is qualified to serve as a director because of his background of his extensive business experience and board service with public companies.

Robert Smith

Robert J. Smith has been a member of the Board since August 12, 2024. Mr. Smith has also been a member of the board of directors of Citius Pharma since March 2024. Mr. Smith is an accomplished biopharmaceutical executive who has driven commercial, financial, and operational success at leading pharmaceutical companies, including Pfizer Inc. (NYSE: PFE) and Wyeth Pharmaceuticals (formerly NYSE: WYE), for more than 35 years. Mr. Smith’s extensive industry expertise has been honed by decades of executive leadership roles in business development, mergers and acquisitions, corporate and commercial strategy, and research and development. For the past eight years (May 2016 to January 2024), Mr. Smith served as Senior Vice President, Global Gene Therapy Business of Pfizer and was responsible for managing and leading gene therapy and rare disease early commercial development activities in partnership with the rare disease research unit. During his tenure at Pfizer, Mr. Smith also served as Senior Vice President, Business Development and Alliance Management (October 2009 to January 2024) and led its worldwide research and development organization and the business development and strategy teams for Pfizer’s global animal health, Capsugel, a former subsidiary of Pfizer, consumer healthcare and nutrition business units, as well as the alliance management function supporting all of Pfizer’s global biopharmaceutical business units and the worldwide research and development organization. Mr. Smith joined Pfizer from Wyeth Pharmaceuticals in 2009, following Pfizer’s acquisition of Wyeth, where he was Senior Vice President, Mergers and Acquisitions (April 2008 to October 2009) responsible for leading and managing Wyeth’s global mergers and acquisitions group. Prior to that, in his role at Wyeth as Senior Vice President of Global Licensing, he completed a wide variety of transactions in support of Wyeth’s commercial and research and development divisions. Mr. Smith has served as a member of the board of directors of private companies AM Pharma B.V. (observer), Bamboo Therapeutics Inc. (January 2016 to August 2016), and Ignite Immunotherapeutics Inc. (December 2016 to October 2019), as well as Iterum Therapeutics Limited (observer) (Nasdaq: ITRM). Mr. Smith also serves or has served as a member of Life Sciences PA - the Pennsylvania Biotechnology Association, Bio NJ - the New Jersey State Biotechnology Association (since 2021), the Duke Margolis Value Based Agreements Advisory Board, the Alliance for Regenerative Medicine (ARM) (since 2018) and the Foundation for Cell and Gene Medicine (FCGM) (since 2019). He is a member of the Executive Committees of the ARM and FCGM Board of Directors and serves as the Chairman of the ARM Board’s Governance and Operations Committee. Mr. Smith is also a member of the Business Advisory Board of Ocugen, Inc., the Investment Advisory Committee for Venture Investors LLC, Madison, Wisconsin, and the Cell and Gene Therapy Scientific Advisory Board of the Focused Ultrasound Foundation based in Charlottesville, Virginia. Mr. Smith obtained a B.S. in Neuroscience from the University of Rochester and an M.B.A. in Finance and Corporate Accounting from the William E. Simon Graduate School of Business Administration at the University of Rochester, Rochester, New York.

The Board believes that Mr. Smith is qualified to serve as a director because of his extensive background with public companies and his business experience.

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

The Board believes that Mr. Mayersohn is well qualified to serve as a director due to his extensive experience in corporate and finance legal matters.

Carol Webb

Carol Webb has been a member of the Board since August 12, 2024. Ms. Webb served as a director of Leonard-Meron Biosciences, Inc. (“LMB”), a wholly owned subsidiary of Citius Pharma, beginning March 17, 2014 and, upon LMB’s acquisition by the Citius Pharma in March 2016, and has since been a member of the board of directors of Citius Pharma. From 2000 to 2005, she served as Company Group Chairman of Johnson & Johnson. From 1987 to 2000, she served in various capacities at Ortho Biotech, including President, Vice President, Executive Director, Product Management and Senior Product Director. From 1972 to 1983, Ms. Webb worked in various positions at Roche Laboratories, including Sales Representative, Sales Trainer, Product Manager and Manager of Public Policy. Ms. Webb received her B.S. in Biology from Bowling Green State University.

The Board believes that Ms. Webb is qualified to serve as a director because she brings over 40 years of pharmaceutical sales, marketing and business development experience to our Board.

Jaime Bartushak

From April 1, 2014 until November 2017, Mr. Bartushak served as Chief Financial Officer of Leonard-Meron Biosciences, Inc. (“LMB”), a wholly-owned subsidiary of Citius Pharma. In November 2017, he became the Chief Financial Officer of Citius Pharma upon the acquisition of LMB by Citius Pharma. In November 2022, he was appointed Chief Business Officer of Citius Pharma. Mr. Bartushak became our Chief Financial Officer in August 2024. Mr. Bartushak is an experienced finance professional for early-stage pharmaceutical companies, and has over 20 years of corporate finance, business development, restructuring, and strategic planning experience. Mr. Bartushak was one of the founders of LMB in 2014 and was instrumental in its startup as well as in obtaining initial investment capital. In 2014, prior to his work at LMB, Mr. Bartushak helped lead the sale of PreCision Dermatology, Inc. to Valeant Pharmaceuticals International, Inc.

Myron S. Czuczman, M.D.

Dr. Czuczman joined Citius Pharma as Chief Medical Officer in July 2020. He became our Chief Medical Officer in August 2024. Prior to his employment with Citius Pharma, Dr. Czuczman was Vice President, Global Clinical Research and Development, Therapeutic Area Head of Lymphoma/CLL at Celgene Corporation, a position he held from June 2015 to January 2020. Prior to working in the pharmaceutical industry, Dr. Czuczman practiced medicine for over two decades at Roswell Park Cancer Institute, an NCI-designated comprehensive cancer center in Buffalo, NY, where he served as chief of the Lymphoma/Myeloma Service and head of the Lymphoma Translational Research Laboratory. In addition to his extensive publications record, membership and leadership roles on national and international research organizations, and consulting and advisory to dozens of pharma companies, Dr. Czuczman also attained the positions of tenured Professor of Medicine at the State University of New York at Buffalo School of Medicine and Biomedical Sciences and Professor of Oncology at Roswell Park Comprehensive Cancer Center. Dr. Czuczman received his medical degree from the Pennsylvania State University College of Medicine after graduating magna cum laude in Biochemistry from the University of Pittsburgh. He completed his Internal Medicine residency training at Weill Cornell North Shore University/MSKCC Program, followed by Medical Oncology/Hematology fellowship training at Memorial Sloan-Kettering Cancer Center in New York City.

Family Relationships

There are no family relationships among our executive officers and directors.

Code of Ethics

We have adopted a written Code of Ethics and Business Conduct that applies to our directors, officers, and all employees. We intend to disclose any amendments to, or waivers from, our code of ethics and business conduct that are required to be publicly disclosed pursuant to rules of the SEC by filing such amendment or waiver with the SEC. Additionally, we have adopted an insider trading policy to establish guidelines for our employees, officers, directors, and consultants regarding transactions in our securities and the disclosure of material nonpublic information related to our Company, which are reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to the registrant. Both can be found in the Resources-Governance-Governance Documents section of our website, www.citiusonc.com.

Audit and Risk Committee

Our Audit and Risk Committee currently consists of Messrs. McGrath (Chair), Dutia and Mr. Smith. Each of Messrs. McGrath, Dutia and Smith satisfies the independence requirements of Rule 5605(a)(2) of the Nasdaq Listing Rules and SEC Rule 10A-3. Our Audit and Risk Committee is responsible for, among other things:

o	appointing, terminating, compensating, and overseeing the work of any accounting firm engaged to prepare or issue an audit report or other audit, review or attestation services;

o	reviewing and approving, in advance, all audit and non-audit services to be performed by the independent auditor, taking into consideration whether the independent auditor’s provision of non-audit services to us is compatible with maintaining the independent auditor’s independence;

o	reviewing and discussing the adequacy and effectiveness of our accounting and financial reporting processes and controls and the audits of our financial statements;

o	establishing and overseeing procedures for the receipt, retention, and treatment of complaints received by us regarding accounting, internal accounting controls or auditing matters, including procedures for the confidential, anonymous submission by our employees regarding questionable accounting or auditing matters;

o	monitoring and evaluating the independent auditor’s qualifications, performance, and independence on an ongoing basis; and

o	reviewing and approving related-party transactions for potential conflict of interest situations on an ongoing basis.

Our Board has affirmatively determined that Messrs. McGrath and Dutia are designated as the “audit committee financial experts.” The designation does not impose on Messrs. McGrath and Dutia any duties, obligations or liabilities that are greater than those generally imposed on members of our audit committee and our Board.

Delinquent Section 16(A) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers and holders of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in the ownership of our common stock and other equity securities. Such persons are required to furnish us copies of all Section 16(a) filings. Based solely upon a review of the copies of the forms furnished to us, we believe that our officers, directors and holders of more than 10% of our common stock complied with all applicable filing requirements during the fiscal year ended September 30, 2025, except for Joel Mayersohn who filed a Form 4 on August 7, 2025 that was due on July 30, 2025 to report a distribution in kind to limited partners of 10XYZ Holdings, which was the Sponsor of TenX Keane Acquisition (“TenX”), the legacy entity of Citius Oncology, Inc. on July 28, 2025.

Item 11. Executive Compensation

EXECUTIVE COMPENSATION

Our Named Executive Officers (as identified below) also are employees of Citius Pharma. The services of Citius Pharma’s employees as our Named Executive Officers are provided to us pursuant to an amended and restated shared services agreement with Citius Pharma. For the fiscal years ended September 30, 2025 and 2024, pursuant to the shared services agreement, Citius Pharma allocated a portion of the salary and non-equity incentive compensation paid during each of those fiscal years to the services provided to us by its employees acting as our Named Executive Officers. No benefits provided by Citius Pharma are allocated to any of our Named Executive Officers.

Executive Compensation Objectives

We seek to achieve the following broad goals in our executive compensation programs and decisions regarding individual compensation:

o	Attract and retain executives critical to our overall success.

o	Reward executives for contributions to achieving strategic goals that enhance stockholder value.

o	Foster and maintain a company culture of ownership, creativity and innovation.

o	Motivate our executive officers to achieve critical long- and short-term development, product and financial milestones set by the Board in consultation with management.

Named Executive Officers

Our “Named Executive Officers” for the year ended September 30, 2025 consist of Mr. Mazur, our Chief Executive Officer, and Mr. Holubiak, our Secretary, and Dr. Czuczman, our Chief Medical Officer, who were the two most highly compensated executive officers other than Mr. Mazur serving as executive officers as of September 30, 2025.

General Compensation Process

The Compensation Committee is responsible for determining the elements and levels of compensation for our Named Executive Officers. In doing so, the Compensation Committee reviews our corporate performance against financial and corporate achievement measures, assesses individual performance and evaluates recommendations of the Chief Executive Officer regarding compensation for other Named Executive Officers. Deliberations of the Compensation Committee may occur within a meeting of the full Board at which all members of the Compensation Committee are in attendance and the Board may take action in such meetings upon the advice of the Compensation Committee Chair and/or its members.

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

The base salary information for our Named Executive Officers for the fiscal years ended September 30, 2025 and 2024 is set forth in the Summary Compensation Table below.

Long-Term Incentive Equity Awards

We believe that long-term corporate success is achieved with an ownership culture that encourages high performance by our employees through the use of stock-based awards. The Plans were each established to provide our employees, including our Named Executive Officers, with incentives to help align employees’ interests with the interests of our stockholders. The Compensation Committee believes that the use of stock-based awards offers the best approach to achieving our compensation goals of incentivizing long-term performance. We have historically elected to use stock options as the primary long-term equity incentive vehicle; however, the Compensation Committee has the ability under our stock plans to grant restricted stock and other equity awards as part of our long-term incentive program, although no such awards have been granted to date. We have selected the Black-Scholes method of valuation for stock-based compensation. The Compensation Committee generally oversees the administration of our stock plans.

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

We expect to continue to use stock options as a long-term incentive vehicle because:

o	Stock options align the interests of our Named Executive Officers with those of our stockholders, supporting a pay-for performance culture, foster employee stock ownership, and focus the management team on increasing value for our stockholders.

o	Stock options are performance-based. All of the value received by the recipient of a stock option is based on the growth of the stock price. In addition, stock options can be issued with vesting based on the achievement of specified milestones although we have not used such performance-based vesting to date.

o	Stock options help provide balance to the overall executive compensation program as base salary and annual bonuses focus on short-term compensation, while stock options focus on long-term compensation.

o	The vesting period of stock options over time encourages executive retention and is designed to increase stockholder value. In determining the number of stock options to be granted to our Named Executive Officers, we take into account the individual’s position, scope of responsibility, ability to affect profits and stockholder value and the individual’s historic and recent performance and the value of stock options in relation to other elements of the individual Named Executive Officer’s total compensation.

Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

While we do not have a formal written policy in place with regard to the timing of awards of options or similar awards in relation to the disclosure of material nonpublic information, our equity awards are generally granted on fixed dates determined in advance. On limited occasions, our Compensation Committee or Board may grant equity awards outside of our annual grant cycle for new hires, promotions, recognition, retention or other purposes.

The Committee approves all equity award grants on or before the grant date and does not grant equity awards in anticipation of the release of material nonpublic information. Similarly, the Committee does not time the release of material nonpublic information based on equity award grant dates.

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

Pension Benefits

We do not maintain any qualified or non-qualified defined benefit plans. As a result, none of our Named Executive Officers participate in or have account balances in qualified or non-qualified defined benefit plans sponsored by us. Our Compensation Committee or Board may elect to adopt qualified or non-qualified benefit plans in the future if it determines that doing so is in our best interests.

Nonqualified Deferred Compensation

None of our Named Executive Officers participate in or have account balances in nonqualified defined contribution plans or other non-qualified deferred compensation plans maintained by us. Our Compensation Committee or Board may elect to provide our officers and other employees with non-qualified defined contribution or other non-qualified deferred compensation benefits in the future if it determines that doing so is in our best interests.

Summary Compensation Table

The following table sets forth information regarding compensation paid to our Named Executive Officers for the years ended September 30, 2025 and 2024.

Name & Position	Fiscal Year	Salary (1)	Bonus	Stock Award (2)	Option Awards (2)	All Other Compensation	Total
Leonard Mazur	2025	$166,250	$--	$2,975,000	$647,723	$--	$3,788,973
Chief Executive Officer and Executive Chairman	2024	$166,250	$--	--	$2,035,000	$--	$2,201,250

Myron Holubiak	2025	$450,000	$--	$1,487,500	$242,896	$--	$2,180,396
Executive Vice Chairman	2024	$450,000	$--	--	$825,000	$--	$1,275,000

Myron Czuczman	2025	$225,000	$--	$1,443,750	$323,862	$--	$1,992,612
Chief Medical Officer	2024	$225,000	$--	--	$770,000	$--	$995,000

(1)	The salary represents that portion of the total salary received by the Named Executive Officer from Citius Pharma that has been allocated to Citius Oncology pursuant to the Shared Services Agreement.

(2)	The dollar amount set forth in the table above represents the aggregate grant date fair value for all restricted stock awards or option awards, as applicable, granted to the executive officer with respect to the fiscal year in accordance with FASB ASC Topic 718. These amounts do not reflect the actual economic value that will be realized by the named executive officer upon the vesting of the restricted stock awards or stock options, the exercise of the stock options, or the sale of the common stock underlying such restricted stock awards or stock options.

Outstanding Equity Awards at Fiscal Year-End 2025

The following table contains certain information concerning unexercised options for our executive officers as of September 30, 2025.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable		Option Exercise Price	Option Expiration Date	Number of shares or units of stock that have not vested		Market value of shares or units of stock that have not vested
Leonard Mazur	2,466,667	1,233,333	(1)	$2.15	07/05/2033	-		-
Chief Executive Officer and Chairman	266,667	533,333	(2)	$1.07	12/12/2034	-		-
	-	-		-	-	1,700,000	(3)	$3,451,000	(4)

Myron Holubiak	1,000,000	500,000	(1)	$2.15	07/05/2033	-		-
Executive Vice Chairman	100,000	200,000	(2)	$1.07	12/12/2034	-		-
	-	-		-	-	850,000	(3)	$1,725,500	(4)

Myron Czuczman	933,333	466,667		$2.15	07/05/2033	-		-
Chief Medical Officer	133,333	266,667		$1.07	12/12/2024	-		-
	-	-		-	-	825,000	(3)	$1,674,750	(4)

(1)	This option, originally issued by Citius Oncology Sub, Inc., vests over three years, beginning July 5, 2023, with 1/36th every month for the first year, and the 1/3 each on the second and third anniversary of July 5, 2023, provided that grantee provides continuous service to the Company or a related entity as of each such vesting date. The option was assumed by Citius Oncology, Inc. in the Merger, which closed August 12, 2024.

(2)	The options will vest in three substantially equal installments on the first, second and third anniversaries of December 12, 2024, provided that grantee provides continuous service to the Company or a related entity as of each such vesting date.

(3)	The shares will vest in total on the third anniversary of September 19, 2025, subject to the grantee’s continuous service to the Company or a related entity as of each such vesting date.

(4)	Amounts are calculated based on multiplying the number of shares shown in the table by the per share closing price of our common stock on September 30, 2025, which was $2.03.

Option Repricing

We did not engage in any repricing or other modifications to any of our executive officers’ outstanding options during the year ended September 30, 2025.

Director Compensation

Director Compensation for the Fiscal Year ended September 30, 2025

The Board has not yet approved a compensation plan for non-employee directors. To assist in its deliberations regarding non-employee compensation, the Compensation Committee may engage the services of an independent compensation advisor. The Company would anticipate that the Compensation Committee may work with such independent compensation advisor to develop a peer group of companies within the biotechnology and pharmaceuticals industries.

Also, as part of the non-employee director compensation plan, we anticipate that non-employee directors would be entitled to receive stock options as part of their annual compensation. In December 2024, our non-employee directors were awarded stock option awards and in September 2025, our non-employee directors were awarded restricted stock awards, each for their service as non-employee directors.

Director compensation for the year ended September 30, 2025 was as follows:

Name	Fees Earned or Paid in Cash (1)	Stock Awards (1)	Option Awards (1)	All Other Compensation	Total

Suren Dutia (2)	$-	$525,000	$95,813	-	$620,813
Dr. Eugene Holuka (2)	$-	$525,000	$95,813	-	$620,813
Joel Mayersohn (2)	$10,000	$525,000	$191,626	-	$726,626
Dennis McGrath (2)	$-	$525,000	$95,813	-	$620,813
Robert Smith (2)	$-	$525,000	$95,813	-	$620,813
Carol Webb (2)	$-	$525,000	$95,813	-	$620,813

(1)	The dollar amount set forth in the table above represents the aggregate grant date fair value for all restricted stock awards or option awards, as applicable, granted to the director with respect to the fiscal year in accordance with FASB ASC Topic 718. These amounts do not reflect the actual economic value that will be realized by the director upon the vesting of the restricted stock awards or stock options, the exercise of the stock options, or the sale of the common stock underlying such restricted stock awards or stock options.

(2)

At September 30, 2025, the non-employee directors held the following options to purchase shares of Citius Oncology common stock: Mr. Dutia, 275,000; Dr. Holuka 275,000; Mr. Mayersohn 250,000; Mr. McGrath; 275,000; Mr. Smith 125,000; and Ms. Webb 275,000.

.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows the amount of our common stock beneficially owned as of December 10, 2025 by (i) each person or group as those terms are used in Section 13(d)(3) of the Exchange Act believed by us to beneficially own more than 5% of our common stock, (ii) each of our current directors, (iii) each of our Named Executive Officers and (iv) all of our directors and executive officers as a group. Except as otherwise noted, each person named in the table has sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws.

Name and Address of Beneficial Owner(1)	Number of Shares of Common Stock Beneficially Owned(2)	Percentage of Shares of Common Stock Beneficially Owned(3)
Executive Officers and Directors
Leonard Mazur(4)	2,733,333	3.12%
Myron Holubiak(4)	1,100,000	1.28%
Suren Dutia(4)	275,000	*
Dr. Eugene Holuka(4)	275,000	*
Dennis M. McGrath(4)	275,000	*
Robert Smith(4)	125,000	*
Joel Mayersohn(5)	271,000	*
Carol Webb(4)	150,000	*
Myron Czuczman(4)	275,000	1.24%
All directors and executive officers as a group (10 people)6)	7,462,895	8.09%

5% Holders
Citius Pharmaceuticals, Inc.	66,049,615	77.9%

(1)	The business address of each of the following entities or individuals is c/o of the Company, 11 Commerce Drive, 1st Floor, Cranford, New Jersey 07016.

(2)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of December 10, 2025, are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(3)	Percentage based on 84,797,846 shares of common stock issued and outstanding as of December 10, 2025.

(4)	Consists entirely of shares of common stock that the director or officer has the right to acquire pursuant to outstanding options that are exercisable within 60 days of December 10, 2025.

(5)	Consists of: (i) 21,228 shares of common stock acquired by Mr. Mayersohn through a distribution in kind to limited partners of 10XYZ Holdings, which was the Sponsor of TenX Keane Acquisition, the legacy entity of Citius Oncology, Inc., and (ii) 250,000 shares of common stock Mr. Mayersohn has the right to acquire pursuant to outstanding options that are exercisable within 60 days of December 10, 2025.

(6)	Consists of: (i) 21,228 shares of common stock, and (ii) 7,441,667 shares of common stock the directors and executive officers have the right to acquire pursuant to outstanding options that are exercisable within 60 days of December 10, 2025.

Securities authorized for issuance under equity compensation plans

The following table sets forth the indicated information as of September 30, 2025 with respect to our equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders
2023 Omnibus Stock Inventive Plan	18,100,000	$1.82
2024 Omnibus Stock Incentive Plan	11,600,000	$-	300,000
Total	29,700,000		300,000

Our equity compensation plan consists of the 2023 Plan which was approved by shareholders of Citius Oncology, Inc. on April 29, 2023, and the 2024 Plan, which was approved by the securityholders of TenX on August 2, 2024, in anticipation of the Merger. The 2024 Plan was subsequently amended on October 27, 2025. We do not have any equity compensation plans or arrangements that have not been approved by stockholders.

The other information required by this Item is incorporated by reference to the information under the section captioned “Security Ownership of Certain Beneficial Owners and Management”.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Other than as set forth below, there were no transactions since October 1, 2023, to which the Company was or is a party in which:

o	the amount involved exceeded or exceeds the lesser of (i) $120,000 and (ii) one percent of the average of our total assets at year-end for the last two completed fiscal years; and

o	any of our directors or executive officers, any holder of 5% of our capital stock or any member of their immediate family had or will have a direct or indirect material interest.

Agreements with Citius Pharma

The Company and Citius Pharma operate separately, although Citius Pharma continues to control the Company. In connection with the Merger, Citius Pharma and Citius Oncology entered into various agreements to establish the framework for the Company’s relationship with Citius Pharma, including the A&R Shared Services Agreement.

A&R Shared Services Agreement

In connection with the Merger, the Company and Citius Pharma entered into an A&R Shared Services Agreement, pursuant to which Citius Pharma and its affiliates provide to the Company the services set forth in the therein, which services are of the type that Citius Pharma provided to the Company prior to the Merger, including services relating to information technology, facilities, accounting and finance, business development, investor relations, human resources, and other corporate and administrative functions, as well as certain scientific services. The fees for each of the services are set forth in the A&R Shared Services Agreement as an aggregate quarterly fee of approximately $940,000, and the Company reimburses Citius Pharma for all reasonable out-of-pocket costs and expenses that it incurs in connection with providing the services. The A&R Shared Services Agreement will terminate on the earlier of (i) mutual agreement of the parties or (ii) two years from the Merger; provided that the agreement automatically extends for additional one-year periods unless the Company or Citius Pharma provides at least 30 days prior written notice of its desire not to automatically extend the term.

Promissory Note between the Company and Citius Pharma

In connection with the closing of the Merger, Citius Pharma contributed $10 million in cash to the Company, comprised of $3,800,111 in working capital of the Company, funding $6,199,889 of transaction expenses of the parties to the Merger Agreement, and $1,077,026 for the purchase of TenX Rights prior to the Closing of the transaction (which converted into 422,353 shares of common stock at closing). Such capital contribution is evidenced by an unsecured promissory note (the “Note”) issued by the Company, dated August 16, 2024, in the principal amount of $3,800,111 to Citius Pharma. The Note bears no interest and prior to September 10, 2025, was repayable in full upon a financing of at least $10 million by the Company, per the terms of the Note. On September 10, 2025, the Note was amended to be repayable in full at the date on which the Company has closed a series of capital raises that in the aggregate provide gross proceeds of at least $30 million through the issuance of debt or equity securities or the royalty-backed monetization of LYMPHIR™. On December 10, 2025, the Note was amended to provide that the maturity of the Note would be the date at which the Company has closed a series of capital raises that in the aggregate provide gross proceeds of at least $50 million.

Procedures for Review and Approval of Transactions with Related Persons

Pursuant to the Audit and Risk Committee charter, the Audit and Risk Committee is responsible for reviewing and approving all related party transactions as defined under Item 404 of Regulation S-K, after reviewing each such transaction for potential conflicts of interests and other improprieties. Our policies and procedures for review and approval of transactions with related persons are in writing in our Code of Ethics and Business Conduct available under the Resources-Governance-Governance Documents section of our website at www.citiusonc.com.

Board of Directors Independence

After review of all relevant transactions or relationships between each nominee for director, or any of his or her family members, and the Company, its senior management and Wolf & Company, P.C., its independent registered public accounting firm, the Board has determined that all directors of the Company are independent within the meaning of the applicable Nasdaq listing standards, except Leonard Mazur, the Chief Executive Officer and Chairman, Myron Holubiak, the Secretary, and Joel Mayersohn.

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

Item 14. Principal Accountant Fees and Services

AUDITOR AND AUDIT COMMITTEE MATTERS

Report of the Audit and Risk Committee

The Audit and Risk Committee has reviewed and discussed with management our audited financial statements for the fiscal year ended September 30, 2025, which were audited by Wolf & Company, P.C. (“Wolf”), an independent registered public accounting firm. The Audit and Risk Committee discussed with Wolf the matters required to be discussed by the applicable requirements of the Public Company Accounting Oversight Board (“PCAOB”) and the Commission. The Audit and Risk Committee received the written disclosures and letter from the independent registered public accounting firm required by applicable requirements of the PCAOB regarding the independent registered public accounting firm’s communications with the Audit and Risk Committee concerning independence, and discussed with the independent registered public accounting firm the independent registered public accounting firm’s independence. The Audit and Risk Committee also considered whether the provision of services other than the audit of our financial statements for the fiscal year ended September 30, 2025 were compatible with maintaining the independence of Wolf.

Based on the review and discussions referred to in the foregoing paragraph, the Audit and Risk Committee recommended to the Board that the audited financial statements be included in the Original Filing.

Our Audit and Risk Committee is currently composed of the following three directors: Mr. McGrath (Chair), Mr. Dutia, and Mr. Smith. All are independent directors as defined in Rules 5605(a)(2) and 5605(c)(2) of the Nasdaq Listing Rules and Section 10A-3 of the Exchange Act. The Board has determined that Messrs. McGrath and Dutia are each an “audit committee financial expert” as such term is defined in Item 407(d)(5)(ii) of Regulation S-K promulgated by the SEC. Our Audit and Risk Committee operates under a written charter adopted by the Board, a copy of which is available under Governance-Governance Documents section of our website at www.citiusonc.com.

Wolf has served as our auditor since we began operations in April 2022 and audited our consolidated financial statements for the years ended September 30, 2023 through September 30, 2025.

THE AUDIT AND RISK COMMITTEE

Dennis McGrath, Chair

Suren Dutia

Robert Smith

Fees Paid to the Independent Registered Public Accounting Firm

Audit Fees

The aggregate audit fees billed for professional services rendered by our auditor, Wolf, an independent registered public accounting firm, for the audit of our financial statements as of and for the years ended September 30, 2025 and 2024, our filings with the SEC and other audit fees were $271,250 and $157,080, respectively.

Audit Related Fees

The aggregate audit related fees billed for professional services by Wolf for the years ended September 30, 2025 and 2024 were $205,250 and $229,900, respectively.

Tax Fees

There were no tax fees billed for professional services by Wolf for the years ended September 30, 2025 and 2024. Tax fees are for the preparation of federal and state income tax returns.

All Other Fees

No other fees were billed by or paid to Wolf during the years ended September 30, 2025 and 2024.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
2.1*	Agreement and Plan of Merger and Reorganization, dated as of October 23, 2023, by and among Citius Pharmaceuticals, Inc., Citius Oncology, Inc., TenX Keane Acquisition and TenX Merger Sub, Inc.	8-K	10/24/2023	2.1
3.1.1	Certificate of Incorporation of Citius Oncology, Inc.	8-K	08/16/2024	3.1
3.1.2	Certificate of Amendment to the Certificate of Incorporation of Citius Oncology, Inc., filed with the Secretary of State of the State of Delaware on April 7, 2025.	10-Q	08/12/2025	3.2
3.2	Bylaws of Citius Oncology, Inc.	8-K	08/16/2024	3.2
4.1	Specimen Common Stock Certificate of Citius Oncology, Inc.	S-4	07/11/2024	4.5
4.2	Warrant Agency Agreement, dated as of July 17, 2025, by and between Citius Oncology, Inc. and Equiniti Trust Company, LLC.	8-K	07/18/2025	4.1
4.3	Form of Common Warrant.	8-K	07/18/2025	4.2
4.4	Form of Placement Agent Warrant.	8-K	07/18/2025	4.3
4.5	Form of Common Warrant.	8-K	09/10/2025	4.1
4.6	Form of Placement Agent Warrant.	8-K	09/10/2025	4.2
4.7	Form of Common Warrant.	8-K	12/10/2025	4.1
4.8	Form of Pre-funded Warrant.	8-K	12/10/2025	4.2
4.9	Form of Placement Agent Warrant.	8-K	12/10/2025	4.3
4.10	Description of Common Stock.	10-K	12/27/2024	4.2
10.1	Amended and Restated Registration Rights Agreement, dated as of August 12, 2024 by and between Citius Oncology, Inc. and the signatories thereto.	8-K	08/16/2024	10.1
10.2	Amended and Restated Shared Services Agreement, dated as of August 12, 2024, by and among Citius Oncology, Inc. and Citius Pharmaceuticals, Inc.	8-K	08/16/2024	10.2
10.3†	2023 Omnibus Stock Incentive Plan.	10-K	12/27/2024	10.3
10.4.1†	2024 Omnibus Stock Incentive Plan.	8-K	08/5/2024	10.5
10.4.2†	Amendment to the Citius Oncology, Inc. 2024 Omnibus Stock Incentive Plan.	8-K	09/19/2025	10.1
10.5*	Asset Purchase Agreement, dated as of September 1, 2021, between Dr. Reddy’s Laboratories S.A. and Citius Pharmaceuticals, Inc.	S-4	11/13/2023	10.15
10.6.1*	Amended and Restated License, Development and Commercialization Agreement, dated as of February 26, 2018, between Eisai, Ltd. and Dr. Reddy’s Laboratories S.A.	S-4	11/13/2023	10.16
10.6.2*	Amendment No. 1 to Amended and Restated License, Development and Commercialization Agreement, dated as of August 9, 2018, between Eisai, Ltd. and Dr. Reddy’s Laboratories S.A.	S-4	11/13/2023	10.17
10.6.3*	Amendment No. 2 to Amended and Restated License, Development and Commercialization Agreement, dated as of August 31, 2021, between Eisai, Ltd. and Dr. Reddy’s Laboratories S.A.	S-4	11/13/2023	10.18
10.7	Side Letter Agreement, dated August 12, 2024, by and by and among Citius Pharmaceuticals, Inc., Citius Oncology, Inc., TenX Keane Acquisition and TenX Merger Sub, Inc.	8-K	08/16/2024	10.8
10.8	Promissory Note, dated July 18, 2023, issued by TenX Keane Acquisition to 10XYZ Holdings LP.	8-K	07/18/2023	10.1

10.9	Promissory Note, dated October 18, 2023, issued by TenX Keane Acquisition to 10XYZ Holdings LP.	8-K	10/18/2023	10.1
10.10.1	Promissory Note, dated August 16, 2024, by and between Citius Oncology, Inc. and Citius Pharmaceuticals, Inc.	8-K	08/16/2024	10.9
10.10.2	Amendment to Promissory Note, dated September 10, 2025, by and between Citius Oncology, Inc. and Citius Pharmaceuticals, Inc.	8-K	09/10/2025	10.3
10.10.3	Second Amendment to Promissory Note, dated December 10, 2025, by and between Citius Oncology, Inc. and Citius Pharmaceuticals, Inc.	8-K	12/10/2025	10.5
10.11	Placement Agency Agreement, dated as of July 16, 2025, by and between Citius Oncology, Inc. and Maxim Group LLC.	8-K	07/18/2025	10.1
10.12	Securities Purchase Agreement, dated as of July 16, 2025, by and between Citius Oncology, Inc. and the purchasers named therein.	8-K	07/18/2025	10.2
10.13	Placement Agency Agreement, dated as of September 9, 2025, by and between Citius Oncology, Inc. and Maxim Group LLC.	8-K	09/10/2025	10.1
10.14	Form of Securities Purchase Agreement, dated as of September 9, 2025, by and between Citius Oncology, Inc. and the purchaser signatory thereto.	8-K	09/10/2025	10.2
10.15	Form of Registered Direct Securities Purchase Agreement, dated as of December 9, 2025, by and between Citius Oncology, Inc. and the purchaser signatory thereto.	8-K	12/10/2025	10.1
10.16	Form of PIPE Securities Purchase Agreement, dated as of December 9, 2025, by and between Citius Oncology, Inc. and the purchaser signatory thereto.	8-K	12/10/2025	10.2
10.17	Form of Registration Rights Agreement, dated as of December 9, 2025, by and between Citius Oncology, Inc. and the purchaser signatory thereto.	8-K	12/10/2025	10.3
10.18	Form of Warrant Amendment Agreement, dated as of December 9, 2025, by and between Citius Oncology, Inc. and the purchaser signatory thereto.	8-K	12/10/2025	10.4
19.1	Insider Trading Policy.	10-K	12/27/2024	19.1
23.1	Consent of Independent Registered Public Accounting Firm.	--	--	--	X
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).	--	--	--	X
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).	--	--	--	X
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.	--	--	--	X
97.1	Policy Relating to Recovery of Erroneously Awarded Compensation	10-K	04/16/2024	97.1
EX-101.INS	INLINE XBRL INSTANCE DOCUMENT	--	--	--	X
EX-101.SCH	INLINE XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT	--	--	--	X
EX-101.CAL	INLINE XBRL TAXONOMY EXTENSION CALCULATION LINKBASE	--	--	--	X
EX-101.DEF	INLINE XBRL TAXONOMY EXTENSION CALCULATION LINKBASE	--	--	--	X
EX-101.LAB	INLINE XBRL TAXONOMY EXTENSION LABELS LINKBASE	--	--	--	X
EX-101.PRE	INLINE XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE	--	--	--	X
104	Cover Page Interactive Data File, formatted in Inline Extensible Business Reporting Language (iXBRL)	--	--	--	X

*	Portions of this exhibit have been omitted pursuant to Item 601(b)10 of Regulation S-K or certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2) or 601(a)(5), as applicable. Citius Oncology agrees to furnish supplementally an unredacted copy such exhibit, including any omitted exhibits and schedules, to the SEC upon its request.

†	Indicates management contract or compensatory plan.

Item 16. Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIUS ONCOLOGY, INC.

Date: December 23, 2025	By:	/s/ Leonard Mazur
Leonard Mazur
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Leonard Mazur	Chief Executive Officer and Director	December 23, 2025
Leonard Mazur	(Principal Executive Officer)

/s/ Myron Holubiak	Secretary and Director	December 23, 2025
Myron Holubiak

/s/ Jaimie Bartushak	Chief Financial Officer and Treasurer	December 23, 2025
Jaime Bartushak	(Principal Financial Officer and Principal Accounting Officer)

/s/ Suren Dutia	Director	December 23, 2025
Suren Dutia

/s/ Eugene Holuka	Director	December 23, 2025
Eugene Holuka

/s/ Joel Mayersohn	Director	December 23, 2025
Joel Mayersohn

/s/ Dennis McGrath	Director	December 23, 2025
Dennis McGrath

/s/ Robert Smith	Director	December 23, 2025
Robert Smith

/s/ Carol Webb	Director	December 23, 2025
Carol Webb

CITIUS ONCOLOGY, INC.

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Citius Oncology, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Citius Oncology, Inc. and its subsidiaries (the Company) as of September 30, 2025 and 2024, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of a Matter Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses and has a working capital deficit as of September 30, 2025. The Company is a majority-owned subsidiary of Citius Pharmaceuticals, Inc. Citius Pharmaceuticals, Inc. funds the majority of the Company’s operations; therefore, the Company is economically dependent on the continued financial support of Citius Pharmaceuticals, Inc. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Boston, Massachusetts

December 23, 2025

CITIUS ONCOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2025 AND 2024

	2025	2024
Current Assets:
Cash and cash equivalents	$3,924,908	$112
Inventory	22,286,693	8,268,766
Prepaid expenses	1,331,280	2,700,000
Total Current Assets	27,542,881	10,968,878

Other Assets:
In-process research and development	73,400,000	73,400,000
Total Other Assets	73,400,000	73,400,000

Total Assets	$100,942,881	$84,368,878
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$13,234,684	$3,711,622
License payable	22,650,000	28,400,000
Accrued expenses	4,093,124	—
Due to related party	9,513,771	588,806
Total Current Liabilities	49,491,579	32,700,429

Deferred tax liability	2,784,960	1,728,000
Note payable to related party	3,800,111	3,800,111
Total Liabilities	56,076,650	38,228,540
Stockholders’ Equity:
Preferred stock - $0.0001 par value; 10,000,000 shares authorized: no shares issued and outstanding	—	—
Common stock - $0.0001 par value; 400,000,000 and 100,000,000 shares authorized at September 30, 2025 and 2024, respectively; 83,513,442 and 71,552,402 shares issued and outstanding at September 30, 2025 and 2024, respectively	8,351	7,155
Additional paid-in capital	108,897,836	85,411,771
Accumulated deficit	(64,039,956)	(39,278,587)
Total Stockholders’ Equity	44,866,231	46,140,339
Total Liabilities and Stockholders’ Equity	$100,942,881	$84,368,878

See accompanying report of independent registered public accounting firm and notes to the financial statements.

CITIUS ONCOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED SEPTEMBER 30, 2025 AND 2024

	2025	2024
Revenues	$—	$—
Operating Expenses:
Research and development	6,418,334	4,925,001
General and administrative	8,783,997	8,148,929
Stock-based compensation – general and administrative	8,320,419	7,498,817
Total Operating Expenses	23,522,750	20,572,747

Operating loss	(23,522,750)	(20,572,747)

Other Income (Expense)
Interest income	36,373	—
Interest expense	(218,032)	—
Total Other Income (Expense), Net	(181,659)	—

Loss before Income Taxes	(23,704,409)	(20,572,747)
Income tax expense	1,056,960	576,000

Net Loss	$(24,761,369)	$(21,148,747)

Net Loss Per Share – Basic and Diluted	$(0.34)	$(0.31)

Weighted Average Common Shares Outstanding – Basic and Diluted	73,267,969	68,053,607

See accompanying report of independent registered public accounting firm and notes to the financial statements.

CITIUS ONCOLOGY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED SEPTEMBER 30, 2025 AND 2024

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, September 30, 2023	-	$-	67,500,000	$6,750	$43,658,750	$(18,129,840)	$25,535,660

Capital contributions by parent	-	-	-	-	37,008,905	-	37,008,905
Stock-based compensation expense	-	-	-	-	7,498,817	-	7,498,817
Merger, net of transaction costs of $2,358,780	-	-	4,052,402	405	(2,754,701)	-	(2,754,296)
Net loss	-	-	-	-	-	(21,148,747)	(21,148,747)
Balance, September 30, 2024	-	-	71,552,402	7,155	85,411,771	(39,278,587)	46,140,339

Issuance of common stock in July 2025 registered direct offering, net of costs of $1,453,012	-	-	6,818,182	682	7,546,306	-	7,546,988
Issuance of common stock in September 2025 registered direct offering, net of costs of $1,380,146	-	-	5,142,858	514	7,619,340	-	7,619,854
Stock-based compensation expense	-	-	-	-	8,320,419	-	8,320,419
Net loss	-	-	-	-	-	(24,761,369)	(24,761,369)
Balance, September 30, 2025	-	$-	83,513,442	$8,351	$108,897,836	$(64,039,956)	$44,866,231

See accompanying report of independent registered public accounting firm and notes to the financial statements.

CITIUS ONCOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED SEPTEMBER 30, 2025 AND 2024

	2025	2024
Cash Flows From Operating Activities:
Net loss	$(24,761,369)	$(21,148,747)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock-based compensation expense	8,320,419	7,498,817
Deferred income tax expense	1,056,960	576,000
Changes in operating assets and liabilities:
Inventory	(12,649,207)	(2,133,871)
Prepaid expenses	-	(1,100,000)
Accounts payable	9,523,062	2,422,577
Accrued expenses	4,093,124	(259,071)
Due to related party	8,924,965	14,270,648
Net Cash (Used in) Provided By Operating Activities	(5,492,046)	126,353

Cash Flows From Investing Activities:
License payments	(5,750,000)	(5,000,000)
Net Cash Used In Investing Activities	(5,750,000)	(5,000,000)

Cash Flows From Financing Activities:
Net proceeds from issuance of common stock	15,166,842	-
Cash contributed by parent	-	3,827,944
Merger, net	-	(2,754,296)
Proceeds from issuance of note payable to related party	-	3,800,111
Net Cash Provided By Financing Activities	15,166,842	4,873,759
Net Change in Cash and Cash Equivalents	3,924,796	112
Cash and Cash Equivalents – Beginning of Year	112	-
Cash and Cash Equivalents – End of Year	$3,924,908	$112
Supplemental Disclosures of Cash Flow Information and Non-cash Activities:
IPR&D Milestones included in License Payable	$-	$28,400,000
Capital Contribution of due to related party by parent	$-	$33,180,961
Net Prepaid Manufacturing transferred to Inventory	$1,368,720	$6,134,895
Interest Paid	$187,389	$-

See accompanying report of independent registered public accounting firm and notes to the financial statements.

CITIUS ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2025 AND 2024

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Business

Citius Oncology, Inc. (“Citius Oncology,” the “Company” “we” or “us”) is a specialty pharmaceutical company dedicated to the development and commercialization of critical care products targeting unmet needs with a focus on oncology products. We have developed E7777 (denileukin diftitox), an approved oncology immunotherapy for the treatment of cutaneous T-cell lymphoma (“CTCL”), a rare form of non-Hodgkin lymphoma. We have obtained the trade name of LYMPHIR for E7777.

Since our inception, the Company has devoted substantially all of its efforts to business planning, research and development, and recruiting management and technical staff. We are subject to a number of risks common to companies in the pharmaceutical industry including, but not limited to, risks related to the development by the Company or its competitors of research and development stage products, market acceptance of any of its products approved for marketing, competition from larger companies, dependence on key personnel, dependence on key suppliers and strategic partners, the Company’s ability to obtain additional financing and the Company’s compliance with governmental and other regulations.

Since our inception, Citius Pharmaceuticals, Inc. (“Citius Pharma”) (Nasdaq: CTXR) has funded and continues to partially fund the Company. Citius Pharma and the Company are party to an amended and restated shared services agreement (the “A&R Shared Services Agreement”), which governs certain management and scientific services that Citius Pharma provides the Company.

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

On August 12, 2024, pursuant to the terms and conditions of the Merger Agreement, Merger Sub merged with and into SpinCo, with SpinCo surviving as a wholly owned subsidiary of TenX (the “Merger”) which was subsequently renamed Citius Oncology Sub, Inc. Prior to closing of the Merger, TenX migrated to and domesticated as a Delaware corporation in accordance with Section 388 of the General Corporation Law of the State of Delaware and the Cayman Islands Companies Act (As Revised) (the “Domestication”). As part of the Domestication, TenX changed its name to “Citius Oncology, Inc.” (Nasdaq: CTOR). Immediately after the closing of the Merger, Citius Pharma owned approximately 92% of our outstanding shares of common stock. As of September 30, 2025, Citius Pharma owned approximately 79% of our outstanding shares of common stock.

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

2. GOING CONCERN UNCERTAINTY AND MANAGEMENT’S PLAN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We had a net loss of $24,761,369 and $21,148,747 for the years ended September 30, 2025 and 2024, respectively. We have no revenue and have relied on funding from Citius Pharma to finance our operations. At September 30, 2025, we had $3,924,908 in cash and a negative working capital of $21,948,698. Citius Pharma and Citius Oncology have sufficient capital to fund Citius Oncology through March 2026 which raises substantial doubt about our ability to continue as a going concern within one year after the date that the accompanying financial statements are issued.

During the three months ended September 30, 2025, we raised net proceeds of $15,166,842 from the sale of common stock.

We plan to continue to rely on funding from Citius Pharma, to raise capital through equity financings from outside investors and to generate revenue from the future sales of LYMPHIR. Both the Company and Citius Pharma are actively engaged in capital raising efforts to extend the cash runway. We retained Jeffries LLC as our exclusive financial advisor in evaluating strategic alternatives aimed at maximizing shareholder value. There is no assurance, however, that Citius Pharma will have the resources to continue funding us, that we will be successful in raising the needed capital and, if funding is available, that it will be available on terms acceptable to us, or that the we will find strategic partners, or generate substantial revenue from the sale of LYMPHIR. The accompanying financial statements do not include any adjustments that might result from the outcome of the above uncertainty.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies followed by the Company in the preparation of the consolidated financial statements is as follows:

Use of Estimates

The process of preparing financial statements in conformity U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates having relatively higher significance include the accounting for in-process research and development, stock-based compensation and income taxes. Actual results could differ from those estimates and changes in estimates may occur.

Cash and Cash Equivalents

We consider all highly liquid instruments with maturities of less than three months at the time of purchase to be cash equivalents. From time to time, we may have cash balances in financial institutions in excess of insurance limits. We have never experienced any losses related to these balances.

Prepaid Expenses

Prepaid expenses at September 30, 2025 and 2024 consist of $1,331,280 and $2,700,000 of advance payments made for the preparation of long-lead time drug substance and product costs, respectively, which will be utilized in research and development activities or in the manufacturing of LYMPHIR for sales.

Inventory

Inventory is stated at the lower of actual accumulated costs or net realizable value as of September 30, 2025 and 2024 related to the manufacturing of LYMPHIR commercial products, which were available for sale commencing in December 2025. No reserves against inventory were deemed necessary based on an evaluation of the product expiration dating.

	2025	2024
Finished goods	$10,577,876	$6,134,895
Work in process	11,708,817	2,133,871
Total	$22,286,693	$8,268,766

During 2024 and 2025, $6,134,895 and $1,368,720, respectively, of prepaid manufacturing costs were transferred to inventory upon product approval and production commencement at our third-party manufacturers.

Research and Development

Research and development costs, including upfront fees and milestones paid to collaborators who are performing research and development activities under contractual agreements with us, are expensed as incurred. We defer and capitalize our nonrefundable advance payments that are for research and development activities until the related goods are delivered or the related services are performed. When we are reimbursed by a collaboration partner for work we perform, we record the costs incurred as research and development expenses and the related reimbursement as a reduction to research and development expenses in our statement of operations. Research and development expenses primarily consist of clinical and non-clinical studies, materials and supplies, third-party costs for contracted services, and payments related to external collaborations and other research and development related costs.

In-process Research and Development and License Payable

We capitalize intangible assets purchased from others for use in research and development activities as In Process Research & Development (IPR&D) when the assets acquired have an alternative future use, we anticipate future economic benefit from that use and the assets acquired are not dependent on future development. Milestone payments upon regulatory approval that meet the same criteria are capitalized when the payments are considered recoverable based on expected future cash flows. Amortization of IPR&D over the exclusive regulatory period of the acquired asset commences upon revenue generation.

In-process research and development of $73,400,000 consists of an initial $40,000,000 payment to Dr. Reddy’s Laboratories (“DRL”) in September 2021, and $27,500,000 and $5,900,000 for approval milestone amounts payable to DRL and Eisai, respectively, that became due during 2024. Of these amounts $22,650,000 and $28,400,000 are included in license payable at September 30, 2025 and 2024, respectively. The value of our September 2021 acquisition of an exclusive license for LYMPHIR (denileukin diftitox), an oncology immunotherapy for the treatment of CTCL, a rare form of non-Hodgkin lymphoma, is expected to be amortized on a straight-line basis over a period of twelve years, (the FDA exclusivity period), commencing upon revenue generation which is expected to commence in December 2025. Included in the IPR&D is the historical know-how, formula protocols, designs, and procedures which were used in the completion of the Phase 3. In addition, the contracts acquired in connection with Dr. Reddy’s transaction with the clinical research and manufacturing organization are at market rates and could be provided by multiple vendors in the marketplace. Therefore, there is no fair value associated with the contracts acquired.

We review our intangible assets annually to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in the remaining useful life of any intangible asset. If the carrying value of an asset exceeds its undiscounted cash flows, we write down the carrying value of the intangible asset to its fair value in the period identified. No impairment has occurred since the acquisitions through September 30, 2025.

Patents and Trademarks

Certain costs of outside legal counsel related to obtaining trademarks for the Company are capitalized. Patent costs are amortized over the legal life of the patents, generally twenty years, starting at the patent issuance date. There are no capitalized patents and trademarks as of September 30, 2025.

The costs of unsuccessful and abandoned applications are expensed when abandoned. The costs of maintaining existing patents are expensed as incurred.

Stock-Based Compensation

We recognize compensation costs resulting from the issuance of stock-based awards to employees and directors as an expense in the statements of operations over the requisite service period based on the fair value for each stock award on the grant date. The fair value of each option grant is estimated as of the date of grant using the Black-Scholes option pricing model. Because our stock options have characteristics significantly different from those of traded options, and because changes in the input assumptions can materially affect the fair value estimate, the existing model may not necessarily provide a reliable single measure of fair value of our stock options.

We recognize compensation costs resulting from the issuance of stock-based awards to non-employees as an expense in the statements of operations over the service period based on the measurement of fair value for each stock award and records forfeitures as they occur.

Income Taxes

We file consolidated income tax returns with Citius Pharma. We follow accounting guidance regarding the recognition, measurement, presentation, and disclosure of uncertain tax positions in the financial statements. Tax positions taken or expected to be taken in the course of preparing our tax returns are required to be evaluated to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authorities. Tax positions not deemed to meet a more-likely-than-not threshold would be recorded in the financial statements. There are no uncertain tax positions that require accrual or disclosure as of September 30, 2025. Any interest or penalties are charged to expense. During the years ended September 30, 2025 and 2024, we did not recognize any interest and penalties. We are subject to examination by federal and state tax authorities for all tax years since inception.

We recognize deferred tax assets and liabilities based on differences between the financial reporting and tax basis of assets and liabilities, and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. We provide a valuation allowance, if necessary, for deferred tax assets for which we do not consider realization of such assets to be “more-likely-than-not.” The deferred tax benefit or expense for the period represents the change in the deferred tax asset or liability from the beginning to the end of the period.

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

Segment Reporting

The Company operates through a single operating and reportable segment which is focused on developing and commercializing innovative targeted oncology therapies. The Company’s lead product candidate is LYMPHIR, an engineered IL-2 diphtheria toxin fusion protein, for the treatment of patients with persistent or recurrent CTCL, a rare form of non-Hodgkin lymphoma. LYMPHIR was approved by the FDA in August 2024. The Company manages all business activities on a consolidated basis. The Company’s Chief Operating Decision Maker (“CODM”) is the Chief Executive Officer.

The accounting policies of the operating segment are as described in Note 3. The CODM evaluates the performance of the operating segment and allocates resources based on amounts as reported on the consolidated statements of operations and cash flows. Segment expenses are presented on the Company’s consolidated statements of operations. The operating segment assets are reported on the consolidated balance sheet as total assets.

Concentrations of Credit Risk

We have no significant off-balance-sheet concentration of credit risk such as foreign exchange contracts, option contracts or other hedging arrangements.

Recently Adopted Accounting Standards

Reportable Segment Disclosures

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures. The change in the standard improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The changes improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more decision-useful financial analyses. The guidance will be effective for annual reporting periods beginning after December 15, 2023, and for interim periods beginning after December 15, 2024. Early adoption is permitted. The standard will be applied retrospectively. Since the Company has one reportable segment, adoption of this new standard did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Standards

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

Disaggregation of Income Statement Expenses

In November 2024, the FASB issued ASU 2024-03, Income Statement Reporting–Comprehensive Income–Expense Disaggregation Disclosures (Subtopic 220-40), Disaggregation of Income Statement Expenses. The standard update improves the disclosures about a public business entity’s expense by requiring more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation and amortization) included within income statement expense captions. The guidance will be effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The standard updates are to be applied prospectively with the option for retrospective application. We are currently evaluating the impact of adoption of the standard update on our financial statement disclosures.

4. PATENT AND TECHNOLOGY LICENSE AGREEMENTS

In September 2021, Citius Pharma entered into an asset purchase agreement with Dr. Reddy’s Laboratories SA, a subsidiary of Dr. Reddy’s Laboratories, Ltd. (collectively, “Dr. Reddy’s”) and a license agreement with Eisai Co., Ltd. (“Eisai”) to acquire an exclusive license of E7777 (denileukin diftitox), an oncology immunotherapy for the treatment of CTCL, a rare form of non-Hodgkin lymphoma. Citius Pharma assigned these agreements to us effective April 1, 2022. Citius Pharma renamed E7777 as I/ONTAK and also obtained the trade name of LYMPHIRTM for the product. Denileukin diftitox is referred to as E7777, I/ONTAK or LYMPHIR, depending on the period of time and context that is being discussed.

Under the terms of these agreements, Citius Pharma acquired Dr. Reddy’s exclusive license for E7777 from Eisai and other related assets owned by Dr. Reddy’s. The exclusive license includes rights to develop and commercialize E7777 in all markets except for Japan and certain parts of Asia. Eisai retains exclusive development and marketing rights for the agent in Japan, China, Korea, Taiwan, Hong Kong, Macau, Indonesia, Thailand, Malaysia, Brunei, Singapore, India, Pakistan, Sri Lanka, Philippines, Vietnam, Myanmar, Cambodia, Laos, Afghanistan, Bangladesh, Bhutan, Nepal, Mongolia, and Papua New Guinea. Citius Pharma paid a $40,000,000 upfront payment which represents the acquisition date fair value of the in-process research and development acquired from Dr. Reddy’s. Dr. Reddy’s is entitled to up to $40,000,000 in development milestone payments related to CTCL approvals in the U.S. and other markets, up to $70,000,000 in development milestones for additional indications, as well as commercial milestone payments and low double-digit tiered royalties on net product sales (within a range of 10% to 15%), and up to $300,000,000 for commercial sales milestones. We also must pay on a fiscal quarter basis tiered royalties equal to low double-digit percentages of net product sales (within a range of 10% to 15%). The royalties will end on the earlier of (i) the 15-year anniversary of the first commercial sale of the latest indication that received regulatory approval in the applicable country and (ii) the date on which a biosimilar product results in the reduction of net sales in the applicable product by 50% in two consecutive quarters, as compared to the four quarters prior to the first commercial sale of the biosimilar product. We will also pay to Dr. Reddy’s an amount equal to a low-thirties percentage of any sublicense upfront consideration or milestone payments (or the like) received by us and the greater of (i) a low-thirties percentage of any sublicensee sales-based royalties or (ii) a mid-single digit percentage of such licensee’s net sales. Citius Pharma is a guarantor of our obligations under these agreements.

At the time of the FDA approval for LYMPHIR, a $27,500,000 milestone payment became payable to Dr. Reddy’s under the terms of the asset purchase agreement for which a balance of $19,750,000 remains due as of September 30, 2025. Dr. Reddy’s agreed to a partial deferral without penalty of this milestone payment.

Under the license agreement, Eisai was due a $5,900,000 milestone payment upon FDA approval, of which $2,900,000 remains payable at September 30, 2025, and additional commercial milestone payments related to the achievement of net product sales thresholds and an aggregate of up to $22,000,000 related to the achievement of net product sales thresholds. Citius Pharma was also required to reimburse Eisai for up to $2,650,000 of its costs to complete the Phase 3 pivotal clinical trial for LYMPHIR for the CTCL indication and reimburse Eisai for all reasonable costs associated with the preparation of a Biologics License Application, (the “BLA”) for LYMPHIR. Eisai was responsible for completing the CTCL clinical trial, and chemistry, manufacturing and controls (CMC) activities through the filing of a BLA for LYMPHIR with the FDA. The BLA was approved by the FDA on August 8, 2024. We are responsible for development costs associated with potential additional indications.

On March 28, 2025, Citius Oncology and Eisai entered into a letter agreement that amended the license agreement to provide for a payment schedule to Eisai for the milestone payment and certain unpaid invoices. We agreed to pay Eisai on or before July 15, 2025, an aggregate amount of $2,535,318 and thereafter on the 15th of each of the next four months to pay Eisai $2,350,000 and make a final payment of $2,197,892 to Eisai on or before December 15, 2025, in each case with interest on each obligation from its original due date through the date of actual payment under the letter agreement at the rate of 2% per annum. During the year ended September 30, 2025, we recorded $218,032 in interest expense under the agreement. The parties released each other from any and all claims, losses, damages, costs and expenses that arise from or related to our failure to pay the milestone payment or the other incurred costs under the license agreement except for any claims arising out of a breach of the letter agreement. All other terms of the license agreement remain in full force and effect. During the year ended September 30, 2025 we paid $3,000,000 of the development milestone and the balance of $2,900,000 is included in license fee payable at September 30, 2025. On July 21, 2025, we made a payment to Eisai of $1,616,522 for other invoices and accumulated interest associated with the letter agreement.

The term of the license agreement will continue until (i) March 30, 2026, if there has not been a commercial sale of a licensed product in the territory, or (ii) if there has been a first commercial sale of a licensed product in the territory by March 30, 2026, the 10-year anniversary of the first commercial sale on a country-by-country basis. We expect the first commercial sale to occur in the first quarter of 2026. The term of the license may be extended for additional 10-year periods for all countries in the territory by notifying Eisai and paying an extension fee equal to $10,000,000. Either party may terminate the license agreement upon written notice if the other party is in material breach of the agreement, subject to cure within the designated time periods. Either party also may terminate the license agreement immediately upon written notice if the other party files for bankruptcy or takes related actions or is unable to pay its debts as they become due. Additionally, either party will have the right to terminate the agreement if the other party directly or indirectly challenges the patentability, enforceability or validity of any licensed patent.

Under the purchase agreement with Dr. Reddy’s, we are required to (i) use commercially reasonable efforts to make commercially available products in the CTCL indication, peripheral T-cell lymphoma indication and immuno-oncology indication, (ii) initiate two investigator initiated immuno-oncology trials (both of which have been initiated), (iii) use commercially reasonable efforts to achieve each of the approval milestones, and (iv) to complete each specified immuno-oncology investigator trial on or before the four-year anniversary of the effective date of the definitive agreement. Additionally, we are required to commercially launch a product in a territory within six months of receiving regulatory approval for such product in each such jurisdiction; the launch of LYMPHIR in December 2025 satisfied this requirement in the U.S.

As part of the definitive agreement with Dr. Reddy’s, Citius Pharma acquired method of use patents in which LYMPHIR is administered in combination with the programmed cell death protein 1 (“PD-1”) pathway inhibitor drug class. PD-1 plays a vital role in inhibiting immune responses and promoting self-tolerance through modulating the activity of T-cells, activating apoptosis of antigen-specific T cells and inhibiting apoptosis of regulatory T cells.

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

5. COMMON STOCK, STOCK OPTIONS, RESTRICTED STOCK AWARDS AND WARRANTS

Authorized Capital Stock

The certificate of incorporation adopted on August 5, 2024, in connection with the Merger, authorized 110,000,000 shares, of which 100,000,000 shares are common stock with a par value of $0.0001, and 10,000,000 shares are preferred stock with a par value of $0.0001. On April 7, 2025, pursuant to Board and stockholder approval, we amended our certificate of incorporation to increase the authorized shares of common stock from 100,000,000 shares to 400,000,000 shares.

Common Stock Offerings

On July 17, 2025, we completed an offering of 6,818,182 shares of common stock and warrants to purchase 6,818,182 shares of common stock. The shares and warrants were sold at a per unit price of $1.32. The immediately exercisable five-year warrants have an exercise price of $1.32 per share. Gross proceeds from the offering were approximately $9.0 million and net proceeds were $7,546,988, after deducting placement agent fees and other offering expenses. The estimated fair value of the warrants issued to the investors was approximately $8,197,000.

We paid the placement agent a fee of 7.0% of the gross proceeds and expenses of $125,000. Additionally, we issued the placement agent warrants to purchase up to 272,727 shares of common stock at an exercise price of $1.65 per share. The warrants are exercisable commencing on January 17, 2026 and expire on July 17, 2030. We also paid an additional 7.0% fee to a prior placement agent and issued to the prior placement agent warrants to purchase up to 477,273 shares of common stock at an exercise price of $1.65 per share. The placement agent warrants are exercisable commencing on August 17, 2025 and expire on July 17, 2030. The estimated fair value of the warrants issued to the placement agents was approximately $905,000.

On September 10, 2025, we completed an offering of 5,142,858 shares of common stock and warrants to purchase 5,142,858 shares of common stock. The shares and warrants were sold at a per unit price of $1.75. The warrants are exercisable beginning on March 10, 2026 and expire on March 10, 2031 at an exercise price of $1.84 per share. Gross proceeds from the offering were approximately $9.0 million and net proceeds were $7,619,854, after deducting placement agent fees and other offering expenses. The estimated fair value of the warrants issued to the investors was approximately $6,995,000.

We paid the placement agent a fee of 7.0% of the gross proceeds and expenses of $125,000. Additionally, we issued the placement agent warrants to purchase up to 205,714 shares of common stock at an exercise price of $1.92 per share. The warrants are exercisable commencing on March 10, 2026 and expire on March 10, 2031. We also paid an additional 7.0% fee to a prior placement agent and issued the prior placement agent warrants to purchase up to 360,000 shares of common stock at an exercise price of $2.1875 per share. The placement agent warrants are exercisable commencing on March 10, 2026 and expire on March 10, 2031. The estimated fair value of the warrants issued to the placement agents was approximately $717,000.

Stock Plans

Under the Citius Oncology 2023 Stock Plan, adopted on April 29, 2023, we reserved 15,000,000 common shares for issuance. Under the Citius Oncology 2024 Stock Plan, adopted on August 2, 2024, we reserved 15,000,000 common shares for issuance. The stock plans provide incentives to employees, directors, and consultants through grants of options, SARs, dividend equivalent rights, restricted stock, restricted stock units, or other rights.

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model. Volatility is estimated using the trading activity of Citius Pharma common stock until such time as we have sufficient history. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant commensurate with the expected term assumption. The expected term of stock options granted to employees and directors, all of which qualify as “plain vanilla,” is based on the average of the contractual term (generally 10 years) and the vesting period. For non-employee options, the expected term is the contractual term.

The following assumptions were used in determining the fair value of stock option grants for the year ended September 30, 2025 and 2024:

	2025	2024
Risk-free interest rate	4.08-4.18%	4.66%
Expected dividend yield	0.00%	0.00%
Expected term	5.50-6.50 years	6.50 years
Expected volatility	85%	87%

A summary of option activity under the plan is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2024	12,750,000	$2.15	8.78 years	$—
Granted	5,750,000	1.07
Forfeited	(400,000)	1.75
Outstanding at September 30, 2025	18,100,000	$1.83	8.21 years	$5,386,000
Exercisable at September 30, 2025	9,781,250	$2.02	7.94 years	$1,136,500

On December 2, 2024, the Board of Directors granted options to purchase 200,000 common shares at an exercise price of $1.02 per share. On December 12, 2024, the Board of Directors granted options to purchase 5,550,000 common shares at an exercise price of $1.07 per share.

The weighted average grant date fair value of the options granted during the year ended September 30, 2025 was estimated at $0.80 per share. All these options vest over terms of 12 to 36 months and have a term of 10 years.

Stock-based compensation expense for stock options for the years ended September 30, 2025 and 2024 was $8,116,678 and $7,498,817, respectively.

At September 30, 2025, unrecognized total compensation cost related to unvested stock options under the stock plans of $7,814,682 is expected to be recognized over a weighted average period of 1.23 years.

Restricted stock awards

On September 19, 2025, the Board of Directors granted restricted stock awards of 11,600,000 shares of common stock to employees and directors. The restricted stock awards vest on September 19, 2028. The fair value of the common stock on the date of grant was $20,300,000 ($1.75 per share).

Stock-based compensation expense for restricted stock awards for the year ended September 30, 2025 was $203,741.

At September 30, 2025, unrecognized total compensation cost related to unvested restricted stock awards under the stock plans of $20,096,259 is expected to be recognized over a weighted average period of 2.97 years.

Warrants

We have reserved 13,276,754 shares of common stock for the exercise of outstanding warrants. The following table summarizes the warrants outstanding at September 30, 2025:

	Exercise price	Number	Expiration Dates
July 2025 Offering Investors	$1.32	6,818,182	July 17, 2030
July 2025 Offering Agent	$1.65	272,727	July 17, 2030
July 2025 Prior Offering Agent	$1.65	477,273	July 17, 2030
September 2025 Offering Investors	$1.84	5,142,858	March 10, 2031
September 2025 Offering Agent	$1.92	205,714	March 10, 2031
September 2025 Prior Offering Agent	$2.1875	360,000	March 10, 2031
		13,276,754

At September 30, 2025, the weighted average remaining life of the outstanding warrants is 5.08 years, all warrants are exercisable except for the September 2025 Offering warrants which become exercisable on March 10, 2026, and the aggregate intrinsic value of the warrants outstanding was $6,125,681.

Common Stock Reserved

A summary of common stock reserved for future issuances by the Company as of September 30, 2025 is as follows:

Stock plan options outstanding	18,100,000
Restricted stock awards	11,600,000
Stock plan shares available for future grants	300,000
Warrants outstanding	13,276,754
Total	43,276,754

6. RELATED PARTY TRANSACTIONS

Our officers and directors also serve as officers of Citius Pharma. As of September 30, 2025, we do not have any employees. The Company and Citius Pharma have entered into the A&R Shared Services Agreement and under the terms of the agreement, Citius Pharma provides management and scientific services to us. During the year ended September 30, 2025, Citius Pharma charged us $2,201,742 for reimbursement of general and administrative payroll, $1,920,000 for reimbursement of research and development payroll, and $114,185 for the use of shared office space. During the year ended September 30, 2024, Citius Pharma charged us $1,846,202 for reimbursement of general and administrative payroll, $1,963,630 for reimbursement of research and development payroll, and $121,570 for the use of shared office space.

We have had limited cash, therefore most of our expenditures have been paid by Citius Pharma and reflected in the due to related party account. At September 30, 2025 and 2024, the net amount due to Citius Pharma was $9,513,771 and $588,806, respectively.

In connection with closing of the Merger, Citius Pharma made a contribution to our capital in the amount of $33,180,961 representing the balance of the due to/due from related party account on the date of the Merger. Citius Pharma also made cash contributions to our capital, pursuant to the terms of the Merger Agreement, in the amount of $3,827,944.

Also, in connection with the Merger, Citius Pharma advanced cash to the Company for a non-interest bearing, unsecured promissory note issued by the Company, dated August 16, 2024, as amended September 10, 2025, in the principal amount of $3,800,111. The note is repayable in full upon a financing of at least $30,000,000 by the Company, per the terms of the promissory note. Management does not anticipate such repayment within the next twelve months. As a result, this note payable is classified as non-current on the balance sheet.

7. INCOME TAXES

We file consolidated income tax returns with Citius Pharma. We recorded deferred income tax expense of $1,056,960 and $576,000 for the years ended September 30, 2025 and 2024 related to the amortization for taxable purposes of our in-process research and development asset.

The income tax expense differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the years ended September 30, 2025 and 2024 due to the following:

	2025	2024
Computed “expected” tax benefit	(21.00)%	(21.00)%
Increase (decrease) in income taxes resulting from:
State taxes, net of federal benefit	(7.11)	(7.11)
Permanent differences	6.34	6.11
Increase in the valuation reserve	26.23	24.80
	4.46%	2.80%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	September 30, 2025	September 30, 2024
Deferred tax assets:
Net operating loss carryforward	$12,720,000	$7,530,000
Capitalized research and development expense	3,189,000	2,080,000
Stock-based compensation	1,928,000	1,091,000
Research tax credit	1,581,000	1,035,000
Valuation allowance on deferred tax assets	(19,418,000)	(11,736,000)
Total deferred tax assets	-	-
Deferred tax liabilities:
In-process research and development	(2,784,960)	(1,728,000)
Total deferred tax liability	(2,784,960)	(1,728,000)
Net deferred tax liability	$(2,784,960)	$(1,728,000)

The Company has recorded a valuation allowance against deferred tax assets as the utilization of the net operating loss carryforward and other deferred tax assets is uncertain. During the years ended September 30, 2025 and 2024, the valuation allowance increased by $7,682,000 and $4,928,000, respectively. The increase in the valuation allowance during the years ended September 30, 2025 and 2024 was primarily due to the Company’s net operating losses and capitalized research and development expenses. At September 30, 2025, the Company has a federal net operating loss carryforward of approximately $47,153,000. Federal net operating loss carryforwards generated in tax years beginning after 2017 may be carried forward indefinitely. Use of federal net operating losses may be limited under Section 382 of the Internal Revenue Code due to changes in ownership.

As of September 30, 2025, the Company also has estimated federal research and development credits of $1,581,000 to offset future income taxes. The tax credit carryforwards will begin to expire in 2042.

We account for uncertain tax positions in accordance with the guidance provided in ASC 740, “Accounting for Income Taxes.” This guidance describes a recognition threshold and measurement attribute for the financial statement disclosure of tax positions taken or expected to be taken in a tax return and requires recognition of tax benefits that satisfy a more-likely-than-not threshold. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure. There have been no reserves for uncertain tax positions recorded by the Company to date.

On July 4, 2025, the “One Big Beautiful Bill Act” (“OBBBA”) was signed into law in the United States. The OBBBA includes a broad range of tax reform provisions for businesses, including extensions of key Tax Cuts and Jobs Act provisions, modifications to the international tax framework, and restoration of favorable tax treatment for certain business provisions. Certain provisions of the legislation will become effective in 2025, while others are effective in 2026. The OBBBA was enacted during our fourth fiscal quarter of 2025, and we have considered its potential effects and reflected the impact of the OBBBA on our financial position, results of operations, and cash flows. We are in the process of evaluating the impact of these provisions on future periods, but we do not expect the OBBBA to have a material impact on our consolidated financial statements.

8. COMMITMENTS AND CONTINGENCIES

Commercial Manufacturing Contracts

We entered into an agreement with a Contract Manufacturing Organization for the manufacture and supply of drug substance. The agreement runs through calendar 2026, with an automatic renewal for a subsequent 4-year term. Under this agreement, we are obligated to purchase minimum annual quantities of batches at a set price per batch, subject to annual increases.

Additionally, we are required to pay an annual service fee of $250,000. The agreement also includes provisions for potential price increases based on increases in the manufacturer’s operating expenses or industry indices, as well as significant termination fees and obligations. As of September 30, 2025, the total minimum purchase commitment under this agreement was approximately $16.2 million consisting of payments of approximately $8.5 million and $5.3 million for 2025 and 2026 respectively and approximately $2.4 million for 2026 pass-throughs and consumable manufacturing components.

As of September 30, 2025, we have commercial supply agreements with two other vendors for the completion and packaging of finished drug products. Minimum purchase commitments under these two agreements amount to approximately $4.9 million consisting of purchase commitment obligations of approximately $1.2 million in 2025, $1.9 million in 2026 and $1.8 million in 2027.

Legal Proceedings

We are not involved in any litigation that we believe could have a material adverse effect on our financial position or results of operations. There is no action, suit, proceeding, inquiry, or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of our executive officers, threatened against or affecting the Company or its officers or directors in their capacities as such.

9. SUBSEQUENT EVENTS

On October 27, 2025, we held our 2025 annual meeting of stockholders. At the meeting, our stockholders approved an amendment to the Company’s 2024 Omnibus Stock Incentive Plan increasing the number of shares of our common stock authorized for issuance under the plan from 15,000,000 to 30,000,000 shares.

On December 8, 2025, the Company entered into a securities purchase agreement (the “RD Purchase Agreement”) with a certain institutional investor in a registered direct offering for the purchase and sale of 1,284,404 shares of our common stock at an offering price of $1.09 per share of common stock (the “Shares”). In a concurrent private placement, the Company also agreed to sell such institutional investor warrants to purchase up to 1,284,404 shares of common stock (the “Common Warrants”), with an exercise price of $1.09 per share of our common stock, which are exercisable upon Stockholder Approval (as defined in the Common Warrant), and have a term of five years from the date of Stockholder Approval. The aggregate gross proceeds to the Company from the offering were approximately $18.0 million. Net proceeds were approximately $15.2 million, after deducting placement agent fees and other offering expenses payable by the Company.

On December 8, 2025, the Company also entered into a securities purchase agreement (the “PIPE Purchase Agreement”, together with the RD Purchase Agreement, the “Purchase Agreements”) with such institutional investor to issue in a concurrent private placement pre-funded warrants to purchase up to 15,229,358 shares of common stock (the “Pre-funded Warrants”) and 15,229,358 Common Warrants, at a combined price of $1.0899 per Pre-funded Warrant and accompanying Common Warrant. The Pre-funded Warrants are exercisable immediately, at an exercise price of $0.0001 per share, and will remain valid and exercisable until all the Pre-funded Warrants are exercised in full.

In connection with the offering, the Company agreed to pay the placement agent a cash fee of 7.0% of the aggregate gross proceeds the Company received in the offering. In addition, the Company granted placement agent warrants to the placement agent, or its designees, to purchase up to 1,155,963 shares of common stock (the “Placement Agent Warrants”). The terms of the Placement Agent Warrants are substantially the same as the terms of the Common Warrants, except that the exercise price is $1.3625 per share and expire five years from the commencement of sales in the offering.