Form 10-Q
period 2025-12-31
CITIUS ONCOLOGY, INC.
filed 2026-02-13
CIK 1851484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2025

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

As of February 10, 2026, there were 88,275,204 shares of common stock, $0.0001 par value, of the registrant issued and outstanding.

Citius Oncology, Inc.

FORM 10-Q

TABLE OF CONTENTS

December 31, 2025

i

EXPLANATORY NOTE

In this Quarterly Report on Form 10-Q, and unless the context otherwise requires, the “Company,” “Citius Oncology” “we,” “us” and “our” refer to Citius Oncology, Inc. and its wholly-owned subsidiary Citius Oncology Sub Inc. (“Citius Oncology Sub”) taken as a whole.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements.” Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors discussed from time to time in this Report and in other documents which we file with the Securities and Exchange Commission (the “SEC”). In addition, such statements could be affected by risks and uncertainties related to:

●	our independent registered public accounting firm’s report includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern;

●	our need for substantial additional funds and our ability to raise those funds;

●	our ongoing evaluation of strategic alternatives;

●	our ability to successfully commercialize LYMPHIR, including covering the costs of licensing payments, product manufacturing and other third-party goods and services;

●	our ability to maintain compliance with the continued listing requirements of the Nasdaq Stock Market LLC (“Nasdaq”);

●	the ability of LYMPHIR or any of our future product candidates to impact the quality of life of our target patient populations;

●	the estimated markets for LYMPHIR or any of our future product candidates and the acceptance thereof by any market;

●	our ability to recognize the anticipated benefits of the August 2024 reverse merger whereby we became a standalone publicly-traded company and majority-owned subsidiary of Citius Pharmaceuticals, Inc. (“Citius Pharma”), which may not be realized fully, if at all, or may take longer to realize than expected;

●	our ability to procure cGMP commercial-scale supply;

●	our ability to obtain, perform under and maintain financing and strategic agreements and relationships;

●	our ability to manage and grow our business and execution of our business and growth strategies;

●	our ability to recruit and retain qualified management and technical personnel to carry out our operations; and

●	the other factors discussed in the “Risk Factors” section of our most recent Annual Report on Form 10-K for the fiscal year ended September 30, 2025, filed with the SEC on December 23, 2025.

Any forward-looking statements speak only as of the date on which they are made, and except as may be required under applicable securities laws, we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the filing date of this Report.

iii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CITIUS ONCOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31, 2025	September 30, 2025
Current Assets:
Cash and cash equivalents	$7,295,451	$3,924,908
Accounts receivable, net of allowances	4,049,111	—
Inventory	22,639,342	22,286,693
Prepaid expenses	3,162,940	1,331,280
Total Current Assets	37,146,844	27,542,881

Other Assets:
In-process research and development, net of accumulated amortization	72,826,562	73,400,000
Total Other Assets	72,826,562	73,400,000

Total Assets	$109,973,406	$100,942,881
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$10,446,900	$13,234,684
License payable	18,250,000	22,650,000
Accrued expenses	4,518,916	4,093,124
Due to related party	11,494,578	9,513,771
Total Current Liabilities	44,710,394	49,491,579

Deferred tax liability	3,049,200	2,784,960
Note payable to related party	3,800,111	3,800,111
Total Liabilities	51,559,705	56,076,650
Stockholders’ Equity:
Preferred stock - $0.0001 par value; 10,000,000 shares authorized: no shares issued and outstanding	—	—
Common stock - $0.0001 par value; 400,000,000 shares authorized at December 31, 2025 and September 30, 2025; 84,797,846 and 83,513,442 shares issued and outstanding at December 31, 2025 and September 30, 2025, respectively	8,480	8,351
Additional paid-in capital	127,979,246	108,897,836
Accumulated deficit	(69,574,025)	(64,039,956)
Total Stockholders’ Equity	58,413,701	44,866,231
Total Liabilities and Stockholders’ Equity	$109,973,406	$100,942,881

See notes to unaudited condensed consolidated financial statements.

CITIUS ONCOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2025 AND 2024

(Unaudited)

	Three Months Ended
	December 31,	December 31,
	2025	2024
Revenue	$3,944,111	$—
Cost of revenues	(789,208)	—
Gross Profit	3,154,903	—

Operating Expenses
Research and development	1,018,352	1,264,508
Amortization of in-process research and development	573,438	—
General and administrative	2,859,339	3,321,979
Stock-based compensation – general and administrative	3,956,050	1,808,478
Total Operating Expenses	8,407,179	6,394,965

Operating Loss	(5,252,276)	(6,394,965)

Other Income (Expense)
Interest income	28,288	—
Interest expense	(45,841)	—
Total Other Income (Expense), Net	(17,553)	—
Loss before Income Taxes	(5,269,829)	(6,394,965)
Income tax expense	264,240	264,240

Net Loss	$(5,534,069)	$(6,659,205)

Net Loss Per Share - Basic and Diluted	$(0.06)	$(0.09)

Weighted Average Common Shares Outstanding
Basic and diluted (includes pre-funded warrants from the December 2025 offering)	87,462,385	71,552,402

 See notes to unaudited condensed consolidated financial statements.

CITIUS ONCOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED DECEMBER 31, 2025 AND 2024

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, September 30, 2025	-	$-	83,513,442	$8,351	$108,897,836	$(64,039,956)	$44,866,231

December 2025 sale of common stock and pre-funded warrants, net of costs of $2,872,989	-	-	1,284,404	129	15,125,360	-	15,125,489
Stock-based compensation expense	-	-	-	-	3,956,050	-	3,956,050
Net loss	-	-	-	-	-	(5,534,069)	(5,534,069)
Balance, December 31, 2025	-	$-	84,797,846	$8,480	$127,979,246	$(69,574,025)	$58,413,701

Balance, September 30, 2024	-	-	71,552,402	$7,155	$85,411,771	$(39,278,587)	$46,140,339
Stock-based compensation expense	-	-	-	-	1,808,478	-	1,808,478
Net loss	-	-	-	-	-	(6,659,205)	(6,659,205)
Balance, December 31, 2024	-	$-	71,552,402	$7,155	$87,220,249	$(45,937,792)	$41,289,612

See notes to unaudited condensed consolidated financial statements.

CITIUS ONCOLOGY, INC.

Condensed Consolidated STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2025 AND 2024

(Unaudited)

	2025	2024
Cash Flows From Operating Activities:
Net loss	$(5,534,069)	$(6,659,205)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	3,956,050	1,808,478
Amortization of in-process research and development	573,438	-
Deferred income tax expense	264,240	264,240
Changes in operating assets and liabilities:
Accounts receivable, net of allowances	(4,049,111)	-
Inventory	(352,649)	(6,112,603)
Prepaid expenses	(1,831,660)	-
Accounts payable	(2,787,784)	2,162,955
Accrued expenses	425,792	6,228,612
Due to related party	1,980,807	2,307,523
Net Cash (Used In) Provided By Operating Activities	(7,354,946)	-
Cash Flows From Investing Activities
License payments	(4,400,000)	-
Net Cash Used In Investing Activities	(4,400,000)	-
Cash Flows From Financing Activities
Net proceeds from issuance of common stock	15,125,489	-
Net Cash Provided by Financing Activities	15,125,489	-
Net Change in Cash and Cash Equivalents	3,370,543	-
Cash and Cash Equivalents – Beginning of Period	3,924,908	112
Cash and Cash Equivalents – End of Period	$7,295,451	$112
Supplemental Disclosures of Cash Flow Information and Non-cash Transactions:
Interest Paid	$14,460	$-

See notes to unaudited condensed consolidated financial statements.

CITIUS ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2025 AND 2024

(Unaudited)

1. NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Citius Oncology, Inc. (“Citius Oncology”, the “Company”, “we” or “us”) is a specialty pharmaceutical company dedicated to the development and commercialization of critical care products targeting unmet needs with a focus on oncology products. We have developed E7777 (denileukin diftitox), an approved oncology immunotherapy for the treatment of cutaneous T-cell lymphoma (“CTCL”), a rare form of non-Hodgkin lymphoma. We have obtained the trade name of LYMPHIR for E7777. Revenue commenced in December 2025 with the commercial launch of LYMPHIR.

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

Merger

On August 23, 2021, Citius Pharma formed Citius Acquisition Corp. (“SpinCo”) as a wholly-owned subsidiary in conjunction with the acquisition of LYMPHIR, which began operations in April 2022, when Citius Pharma transferred the assets related to LYMPHIR to SpinCo, including the related license agreement and asset purchase agreement (see Note 7).

On October 23, 2023, Citius Pharma and SpinCo entered into an agreement and plan of merger and reorganization (the “Merger Agreement”) with TenX Keane Acquisition, a Cayman Islands exempted company (“TenX”), and TenX Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of TenX (“Merger Sub”).

On August 12, 2024, pursuant to the terms and conditions of the Merger Agreement, Merger Sub merged with and into SpinCo, with SpinCo surviving as a wholly owned subsidiary of TenX (the “Merger”) which was subsequently renamed Citius Oncology Sub, Inc. Prior to closing of the Merger, TenX migrated to and domesticated as a Delaware corporation in accordance with Section 388 of the General Corporation Law of the State of Delaware and the Cayman Islands Companies Act (As Revised) (the “Domestication”). As part of the Domestication, TenX changed its name to “Citius Oncology, Inc.” (Nasdaq: CTOR). Immediately after the closing of the Merger, Citius Pharma owned approximately 92% of the outstanding shares of common stock of the Company. As of December 31, 2025, Citius Pharma owned approximately 78% of the outstanding shares of common stock of the Company.

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

As part of the Merger, Citius Pharma made capital investments in the Company through cash contributions of $3,827,944 to fund transactions related to the Merger and by reclassifying to additional paid-in capital intercompany receivables of $33,180,961 that were due from the Company to Citius Pharma. Simultaneously, Citius Pharma advanced an additional $3,800,111 to the Company under the terms of a note payable (see Note 10).

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to fairly state the condensed consolidated financial position of the Company as of December 31, 2025, and the results of its operations and cash flows for the three months ended December 31, 2025 and 2024. The operating results for the three months ended December 31, 2025 are not necessarily indicative of the results that may be expected for the year ending September 30, 2026. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2025 filed with the Securities and Exchange Commission (“SEC”) on December 23, 2025.

Use of Estimates - The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates having relatively higher significance include the accounting for revenue recognition, in-process research and development, stock-based compensation, net realizable value of inventory and income taxes. Actual results could differ from those estimates and changes in estimates may occur.

Basic and Diluted Net Loss per Common Share - Basic and diluted net loss per common share applicable to common stockholders is computed by dividing net loss applicable to common stockholders in each period by the weighted average number of shares of common stock outstanding during such period. For the periods presented, common stock equivalents, consisting of stock options and warrants, were not included in the calculation of the diluted loss per share because they were anti-dilutive, with pre-funded warrants being included in the loss per share.

Recently Issued Accounting Standards

Other than as disclosed in our Form 10-K, we are not aware of any other recently issued accounting standards not yet adopted that may have a material impact on our financial statements.

2. GOING CONCERN UNCERTAINTY AND MANAGEMENT’S PLAN

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had a net loss of $5,534,069 for the three months ended December 31, 2025. The Company has generated limited revenue, which commenced in December 2025, and has historically relied primarily on funding from Citius Pharma to finance its operations. At December 31, 2025, the Company had $7,295,451 in cash and a negative working capital of $7.6 million.

On December 10, 2025, Citius Oncology completed an offering of 1,284,404 shares of common stock at $1.09 per share and pre-funded warrants to purchase 15,229,358 shares of its common stock at $1.0899 per warrant. The pre-funded warrants have an exercise price of $0.0001 per share. Gross proceeds from the offering, before deducting placement agent fees and other estimated offering expenses, were approximately $18.0 million. The net proceeds from the offering were approximately $15.1 million, after deducting placement agent fees and other offering expenses.

We expect that we will have sufficient funds to continue our operations through May 2026. We will need to raise additional capital in the future to support our operations beyond May 2026, which raises substantial doubt about our ability to continue as a going concern within one year after the date that the accompanying financial statements are issued.

The Company plans to continue to rely partially on funding from Citius Pharma, to raise capital through equity financings from outside investors and to generate revenue from sales of LYMPHIR. Both the Company and Citius Pharma are actively engaged in capital raising efforts to extend the cash runway. The Company also has retained Jefferies LLC as its exclusive financial advisor in evaluating strategic alternatives aimed at maximizing shareholder value. There is no assurance, however, that Citius Pharma will have the resources to assist in funding the Company, that the Company will be successful in raising the needed capital and, if funding is available, that it will be available on terms acceptable to the Company or that the Company will find strategic partners or generate substantial revenue from the sale of LYMPHIR. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of the above uncertainty.

3. REVENUE RECOGNITION AND ACCOUNTS RECEIVABLE

Revenue Recognition

We recognize revenue in accordance with the provisions of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers. In determining the appropriate amount and timing of revenue to be recognized under this guidance, we perform the following five steps: (i) identify the contract(s) with our customer; (ii) identify the promised goods or services in the agreement and determine whether they are performance obligations, including whether they are distinct in the context of the agreement; (iii) measure the transaction price, including the constraint on variable consideration; (iv) allocate the transaction price to the performance obligations based on stand-alone selling prices; and (v) recognize revenue when (or as) we satisfy each performance obligation. Revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

We distribute LYMPHIR in the U.S. through third party specialty distributors who are our customers. The third-party specialty distributors subsequently resell our product to health care providers, hospitals and infusion centers. Separately, we have or may enter into payment arrangements with various third-party’s including government healthcare programs who provide coverage and or reimbursement for our product that have been prescribed to a patient.

Net Revenues

We recognize net revenue from LYMPHIR sales, net of variable consideration and consideration payable to parties other than our customers consisting of estimates related to allowances for sales returns, government chargebacks, patient coupon programs, and specialty distributor fees. Revenue is generally recognized when the customer obtains control of the Company’s product, which occurs at a point in time, upon delivery based on the contractual shipping terms of a contract.

We estimate variable consideration using the expected value method, constrained to amounts for which it is probable that a significant reversal of cumulative revenue will not occur when uncertainties are resolved. Calculating certain of these items involves estimates and judgments based on sales or invoice data, contractual terms, historical or expected utilization rates, new information regarding changes in applicable regulations and guidelines that would impact the amount of the actual allowance and our expectations regarding future utilization rates and channel inventory data. We will review the adequacy of our provisions for all gross-to-net adjustments on a quarterly basis. Amounts reserved for these adjustments are made when trends or significant events indicate that adjustment is appropriate reflecting actual experience.

The Company elected the practical expedient in ASC 606-10-32-18 and does not assess whether a significant financing component exists for contracts in which payment is expected within one year. No other practical expedients were applied.

Gross-to-Net Adjustments

Specialty Distributor Fees

We pay fees for distribution services, such as fees for certain data that customers provide us. We estimate our customers will earn these fees and deduct these fees from gross product revenues at the time we recognize the related revenues.

Product Returns

Customers have the right to return products if they are damaged, defective, or expired, or as it is defined in their customer agreement. We have estimated product returns considering experience from similar products in the market, historical return patterns, sales data, and inventory levels in the distribution channel. These reserves are recorded in the same period the related revenue is recognized, resulting in a reduction of gross product revenue.

Chargebacks

Chargebacks will occur when federal agencies who we contract with, or may contract with, can purchase off the Federal Supply Schedule or when Public Health Service 340B covered entities purchase directly from our customers at discounted prices. Our customers then charge us the difference between their purchase price and the discounted price. We estimate chargebacks considering the terms of the applicable arrangement and our visibility regarding utilization. We record estimates for these chargebacks at the time of sale as deductions from gross product revenues, with corresponding adjustments to our accounts receivable reserves and allowances.

Co-payment Assistance

We offer co-payment assistance to patients with commercial insurance that have coverage and are allowed such co-payment assistance. We estimate the average co-payment assistance amounts for our products based on expected customer utilization and record estimates as a reduction from gross product revenue. The Company has deposited the estimated co-pay assistance reflected and included in the gross-to-net adjustments.

Three Months Ended
31-Dec-25

Gross Product Revenue	$4,878,720
Gross-to-net adjustments:	934,609
Net Revenue	$3,944,111

Accounts receivable

Accounts receivable is stated at amounts invoiced less allowances for distributor fees, chargebacks, and estimated returns. At December 31, 2025, these sales allowances totaled $829,609. On a periodic basis, the Company evaluates its accounts receivable to establish an allowance for doubtful accounts. The allowance reflects our current estimate of credit losses expected to occur over the life of the receivable. In developing our allowance for expected credit losses, we use assumptions to capture the risk of loss, even if remote, based on a number of factors including existing contractual payment terms, individual customer circumstances, historical payment patterns of our customers, a review of the local economic environment and its potential impact on expected future customer payment patterns. Our collection risk is mitigated to a certain extent by the fact that sales are collected in a reasonable period of time, allowing for the ability to reduce exposure on defaults if collection issues are identified. We update our allowance as necessary to reflect expected credit losses over the remaining accounts receivable that are past due. We do not currently expect our current or future exposures to credit losses to have a significant impact on us. The estimated allowance for expected credit losses was $0 as of December 31, 2025.

4. INVENTORY

Inventory is stated at the lower of actual accumulated costs or net realizable value related to the manufacturing of LYMPHIR commercial products, which became available for sale in December 2025. Cost is determined using the first-in, first-out (FIFO) method. No reserves against inventory were deemed necessary based on an evaluation of the product expiration dating. A summary of inventory is as follows:

	December 31, 2025	September 30, 2025
Finished goods	$15,687,377	$10,577,876
Work in process	6,951,965	11,708,817
Total	$22,639,342	$22,286,693

Cost of Goods Sold

Cost of goods sold consists of direct and indirect costs associated with manufacturing and distributing LYMPHIR. These costs include amounts paid to third-party contract manufacturing organizations for production-related services, including raw materials, drug substance, drug product manufacturing, fill-finish activities, certain testing, and packaging. Cost of goods sold also includes distribution, storage shipping, and handling fees, as well as royalties owed under the Company’s licensing arrangements.

5. PREPAID EXPENSES

Prepaid expenses at December 31, 2025 and September 30, 2025 include $2,531,280 and $1,331,280, respectively, of advance payments made for the preparation of long-lead time drug substance and product costs, respectively, which will be utilized in research and development activities or in the manufacturing of LYMPHIR for sales. Prepaid expenses at December 31, 2025 also include $331,660 for annual licensing fees paid to the FDA and $300,000 for prepaid marketing costs.

6. IN-PROCESS RESEARCH AND DEVELOPMENT, NET

In process research and development consists of a beginning carrying value for LYMPHIR of $73,400,000 and a net balance of $72,826,563 at December 31, 2025. Amortization of in-process research and development commenced upon revenue generation in December 2025. For the three months ended December 31, 2025 and December 31, 2024 amortization was $573,438 and $0, respectively. In-process research and development is being amortized as follows on a straight-line basis over the remaining FDA product exclusivity period which ends in August 2036. A summary of the amortization for in-process research and development is as follows:

Year Ended September 30,	Amount
2026	$5,160,938
2027	6,881,250
2028	6,881,250
2029	6,881,250
2030	6,881,250
2031	6,881,250
Thereafter	33,259,375
Total	$72,826,523

7. PATENT AND TECHNOLOGY LICENSE AGREEMENTS

License Agreement with Eisai

In September 2021, Citius Pharma entered into an asset purchase agreement with Dr. Reddy’s Laboratories SA, a subsidiary of Dr. Reddy’s Laboratories, Ltd. (collectively, “Dr. Reddy’s”) and a license agreement with Eisai Co., Ltd. (“Eisai”) to acquire an exclusive license of E7777 (denileukin diftitox), an oncology immunotherapy for the treatment of CTCL, a rare form of non-Hodgkin lymphoma. Citius Pharma renamed E7777 as I/ONTAK and also obtained the trade name LYMPHIRTM for the product. Citius Pharma assigned these agreements to us effective April 1, 2022. The Company received a Biologics License Application (“BLA”) approval from the FDA for LYMPHIR in August 2024.

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

At the time of the FDA approval for LYMPHIR, a $27.5 million milestone payment became payable to Dr. Reddy’s under the terms of the asset purchase agreement for which a balance of $18,250,000 remains due as of December 31, 2025. Dr. Reddy’s agreed to a partial deferral without penalty of this milestone payment.

Under the license agreement, Eisai was due a $5.9 million milestone payment upon FDA approval, and additional commercial milestone payments related to the achievement of net product sales thresholds and an aggregate of up to $22 million related to the achievement of net product sales thresholds. Citius Oncology was also required to reimburse Eisai for up to $2.65 million of its costs to complete the Phase 3 pivotal clinical trial for LYMPHIR for the CTCL indication and reimburse Eisai for all reasonable costs associated with the preparation of a BLA for LYMPHIR. Eisai was responsible for completing the CTCL clinical trial, and chemistry, manufacturing, and controls (“CMC”) activities through the filing of the BLA for LYMPHIR with the FDA. We are responsible for development costs associated with potential additional indications.

On March 28, 2025, Citius Oncology and Eisai entered into a letter agreement that amended the license agreement to provide for a payment schedule to Eisai for the milestone payment and certain unpaid invoices. We agreed to pay Eisai $2,535,318 on July 15, 2025, $2,350,000 on the 15th of each of the subsequent four months, and make a final payment of $2,197,892 on or before December 15, 2025, in each case with interest on each obligation from its original due date through the date of payment at the rate of 2% per annum. During the three months ended December 31, 2025, we recorded $45,841 in interest expense under the agreement. The parties released each other from any and all claims, losses, damages, costs and expenses that arise from or related to our failure to pay the milestone payment or the other incurred costs under the license agreement except for any claims arising out of a breach of the letter agreement. All other terms of the license agreement remain in full force and effect. On December 15, 2025, we paid Eisai the balance of the outstanding milestone approval fee and accumulated interest on the license fee. At December 31, 2025, we owe Eisai for other unpaid invoices, consisting of $2,700,000 of accounts payable and $4,062,481 of accrued expenses.

The term of the license agreement will continue until (i) March 30, 2026, if there has not been a commercial sale of a licensed product in the territory, or (ii) if there has been a first commercial sale of a licensed product in the territory by March 30, 2026, the 10-year anniversary of the first commercial sale on a country-by-country basis. The first commercial sale occurred in December 2025. The term of the license may be extended for additional 10-year periods for all countries in the territory by notifying Eisai and paying an extension fee equal to $10 million. Either party may terminate the license agreement upon written notice if the other party is in material breach of the agreement, subject to cure within the designated time periods. Either party also may terminate the license agreement immediately upon written notice if the other party files for bankruptcy or takes related actions or is unable to pay its debts as they become due. Additionally, either party will have the right to terminate the agreement if the other party directly or indirectly challenges the patentability, enforceability or validity of any licensed patent.

Under the purchase agreement with Dr. Reddy’s, we are required to (i) use commercially reasonable efforts to make commercially available products in the CTCL indication, peripheral T-cell lymphoma indication and immuno-oncology indication, (ii) initiate two investigator initiated immuno-oncology trials (both of which have been initiated), (iii) use commercially reasonable efforts to achieve each of the approval milestones, and (iv) complete each specified immuno-oncology investigator trial on or before the four-year anniversary of the effective date of the definitive agreement. Additionally, we are required to commercially launch a product in a territory within six months of receiving regulatory approval for such product in each such jurisdiction; though approved in August 2024, Dr. Reddy’s waived the six-month requirement and the launch of LYMPHIR in December 2025 satisfied this requirement in the U.S.

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

8. STOCKHOLDER’S EQUITY

Authorized Capital Stock

The certificate of incorporation adopted on August 5, 2024, in connection with the Merger, authorized 110,000,000 shares, of which 100,000,000 shares are common stock with a par value of $0.0001, and 10,000,000 shares are preferred stock with a par value of $0.0001. On April 7, 2025, pursuant to Board and stockholder approval, the Company amended its Certificate of Incorporation to increase the authorized shares of common stock from 100,000,000 shares to 400,000,000 shares.

Common Stock Offerings

July 2025 Offering

On July 17, 2025, we sold 6,818,182 shares of common stock and warrants to purchase 6,818,182 shares of common stock, at $1.32 per share and accompanying warrant. The immediately exercisable five-year warrants had an initial exercise price of exercise price of $1.32 per share. In connection with the December 10, 2025 offering (discussed below), we agreed to reduce the exercise price of the 6,818,182 warrants to $1.09 per share. Gross proceeds from the offering were approximately $9.0 million and net proceeds were $7,546,988, after deducting placement agent fees and other offering expenses. The estimated fair value of the warrants issued to the investors on July 17, 2025 was approximately $8,197,000. The estimated fair value of the repriced warrants issued to the investors as of December 8, 2025 was approximately $5,301,000.

We paid the placement agent a fee of 7.0% of the gross proceeds and expenses of $125,000 and granted the placement agent warrants to purchase 272,727 shares of common stock at an exercise price of $1.65 per share. The warrants are exercisable commencing on January 17, 2026 and expire on July 17, 2030. We also paid an additional 7.0% cash fee to a prior placement agent and issued warrants to purchase up to 477,273 shares of common stock at an exercise price of $1.65 per share. The placement agent warrants are exercisable commencing on August 17, 2025 and expire on July 17, 2030. The estimated fair value of the placement agent warrants was approximately $905,000.

September 2025 Offering

On September 10, 2025, we sold 5,142,858 shares of common stock and warrants to purchase 5,142,858 shares of common stock at $1.75 per share and accompanying warrant. The warrants are exercisable beginning on March 10, 2026 and expire on March 10, 2031 and had an initial exercise price of $1.84 per share. In connection with the December 10, 2025 offering (discussed below), Citius Oncology agreed to reduce the exercise price of the 5,142,858 warrants to $1.09 per share. Gross proceeds from the offering were approximately $9.0 million and net proceeds were $7,619,854, after deducting placement agent fees and other offering expenses. The estimated fair value of the warrants issued to the investors on September 10, 2025 was approximately $6,995,000. The estimated fair value of the repriced warrants issued to the investors as of December 8, 2025 was approximately $4,179,000.

We paid the placement agent a fee of 7.0% of the gross proceeds and expenses of $125,000. Additionally, we issued the placement agent warrants to purchase 205,714 shares of common stock at an exercise price of $1.92 per share. The warrants are exercisable commencing on March 10, 2026 and expire on March 10, 2031. We also paid an additional 7.0% cash fee to a prior placement agent and issued warrants to purchase up to 360,000 shares of common stock at an exercise price of $2.1875 per share. The placement agent warrants are exercisable commencing on March 10, 2026 and expire on March 10, 2031. The estimated fair value of the placement agent warrants was approximately $717,000.

December 2025 Offering

On December 10, 2025, we sold 1,284,404 shares of common stock and accompanying warrants to purchase 1,284,404 shares of common stock, at $1.09 per share and accompanying warrant, and additionally sold 15,229,358 pre-funded warrants and accompanying warrants to purchase 15,229,358 shares of common stock at $1.0899 per pre-funded warrant and accompanying warrant. Aggregate gross proceeds from the offering were approximately $18.0 million and net proceeds were $15,125,489, after deducting placement agent fees and other offering expenses. The 15,229,358 pre-funded warrants are immediately exercisable at $0.0001 per share and do not expire. The 16,513,762 warrants have an exercise price of $1.09 and are exercisable for five years after stockholder approval, expected in February 2026. The estimated fair value of the 16,513,762 warrants issued to the investors was approximately $13,196,000.

We paid the placement agent a fee of 7.0% of the gross proceeds and expenses of $135,000. Additionally, we issued to the placement agent warrants to purchase 1,155,963 shares of common stock at an exercise price of $1.3625 per share. The warrants are exercisable commencing on stockholder approval and expire on December 8, 2030. We also paid an additional 7.0% cash fee to a prior placement agent and issued warrants to purchase up to 660,550 shares of common stock at an exercise price of $1.199 per share. The placement agent warrants are exercisable commencing on stockholder approval and expire on December 8, 2030. The estimated fair value of the placement agents warrants was approximately $1,401,000.

Stock Plans

Under the Citius Oncology 2023 Omnibus Stock Incentive Plan, adopted on April 29, 2023, we reserved 15,000,000 common shares for issuance. On August 2, 2024, we reserved 15,000,000 common shares for issuance under the Citius Oncology 2024 Omnibus Stock Incentive Plan (the “2024 Plan”). We amended the 2024 Plan on October 27, 2025 to reserve an additional 15,000,000 shares of common stock for an aggregate of 30,000,000 shares of common stock. The stock plans provide incentives to employees, directors, and consultants through grants of options, SARs, dividend equivalent rights, restricted stock, restricted stock units, or other rights.

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

A summary of option activity under the stock plans is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2025	18,100,000	$1.83	8.21 years	$5,386,000
Granted	-	-
Forfeited	-	-
Outstanding at December 31, 2025	18,100,000	$1.83	7.76 years	$-
Exercisable at December 31, 2025	11,316,667	$1.90	7.53 years	$-

Stock-based compensation expense for stock options for the three months ended December 31, 2025 and 2024 was $2,252,035 and $1,808,478, respectively.

At December 31, 2025, unrecognized total compensation cost related to unvested awards under our stock plans of $5,562,647 is expected to be recognized over a weighted average period of 1.08 years.

Restricted Stock Awards

On September 19, 2025, the Board of Directors granted restricted stock awards of 11,600,000 shares of common stock to employees and directors. The restricted stock awards vest on September 19, 2028. The fair value of the common stock on the date of grant was $20,300,000 ($1.75 per share).

Stock-based compensation expense for restricted stock awards for the three months ended December 31, 2025 was $1,704,015.

At December 31, 2025, unrecognized total compensation cost related to unvested restricted stock awards under the stock plans of $18,392,245 is expected to be recognized over a weighted average period of 2.72 years.

Warrants

We have reserved 46,836,387 shares of common stock for the exercise of outstanding warrants. The following table summarizes the warrants outstanding at December 31, 2025:

	Exercise price	Number	Expiration Dates
July 2025 Offering Investors	$1.32	6,818,182	July 17, 2030
July 2025 Offering Agent	$1.65	272,727	July 17, 2030
July 2025 Prior Offering Agent	$1.65	477,273	July 17, 2030
September 2025 Offering Investors	$1.84	5,142,858	March 10, 2031
September 2025 Offering Agent	$1.92	205,714	March 10, 2031
September 2025 Prior Offering Agent	$2.1875	360,000	March 10, 2031
December 2025 Offering Investors	$0.0001	15,229,358	None
December 2025 Offering Investors	$1.09	16,513,762	February 28, 2031
December 2025 Placement Offering Agent	$1.3625	1,155,963	December 8, 2030
December 2025 Prior Offering Agent	$1.199	660,550	December 8, 2030
		46,836,387

At December 31, 2025, the weighted average remaining life of the outstanding warrants was estimated at 3.44 years, all warrants are exercisable except for 16,513,762 investor warrants and 1,816,513 placement agent warrants which become exercisable after stockholder approval which is expected to occur in February 2026. At December 31, 2025 the aggregate intrinsic value of the warrants outstanding was $15,227,835.

Common Stock Reserved

A summary of common stock reserved for future issuances by the Company as of December 31, 2025 is as follows:

Stock plan options outstanding	18,100,000
Restricted stock awards	11,600,000
Stock plan shares available for future grants	15,300,000
Warrants outstanding	46,836,387
Total	91,836,387

9. COMMERCIAL MANUFACTURING CONTRACTS

The Company has entered into an agreement with a contract manufacturing organization for the manufacture and supply of drug substance. The agreement runs through calendar year 2026, with an automatic renewal for a subsequent four-year term. Under this agreement, the Company is obligated to purchase minimum annual quantities of batches at a set price per batch, subject to annual increases. Additionally, the Company is required to pay an annual service fee of $250,000. The agreement also includes provisions for potential price increases based on increases in the manufacturer’s operating expenses or industry indices, as well as significant termination fees and obligations. As of December 31, 2025, the total minimum purchase commitment under this agreement was approximately $16.2 million consisting of obligations of $9.9 million and $6.3 million for calendar years 2025 and 2026, respectively with 2025 representing prior production obligations which were not manufactured.

As of December 31, 2025, the Company also has commercial supply agreements with two other vendors for the completion and packaging of finished drug products. Minimum purchase commitments under these two agreements amount to approximately $4.0 million consisting of purchase commitment obligations of $2.2 million in calendar year 2026 and $1.8 million in calendar year 2027.

10. RELATED PARTY TRANSACTIONS

Our officers and directors also serve as officers of Citius Pharma. As of December 31, 2025, the Company does not have any employees. The Company and Citius Pharma entered into the A&R Shared Services Agreement and under the terms of the agreement, Citius Pharma provides management and scientific services to us.

During the three months ended December 31, 2025, Citius Pharma charged us $497,937 for reimbursement of general and administrative payroll, $480,000 for reimbursement of research and development payroll, and $27,939 for the use of shared office space. During the three months ended December 31, 2024, Citius Pharma charged us $567,937 for reimbursement of general and administrative payroll, $480,000 for reimbursement of research and development payroll, and $30,368 for the use of shared office space.

We have had limited cash, therefore most of our expenditures were paid by Citius Pharma and reflected in the due to related party account.

Citius Pharma advanced cash to us for a non-interest bearing, unsecured promissory note, dated August 16, 2024, in the principal amount of $3,800,111. The note is repayable in full upon a financing of at least $50 million by us. Management does not anticipate such repayment within the next twelve months and has classified the note payable as a long-term liability.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations for the three months ended December 31, 2025 and 2024 should be read together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Report and in conjunction with the audited financial statements of Citius Oncology, Inc. included in our Annual Report on Form 10-K for the year ended September 30, 2025, filed with the SEC on December 23, 2025. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors. We caution that assumptions, expectations, projections, intentions, or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please see “Cautionary Note Regarding Forward-Looking Statements” on page iii of this Report.

Business

Citius Oncology is a specialty biopharmaceutical company focused on developing and commercializing innovative targeted oncology therapies. We have developed E7777 (denileukin diftitox), an approved oncology immunotherapy for the treatment of cutaneous T-cell lymphoma (“CTCL”), a rare form of non-Hodgkin lymphoma. We have obtained the trade name of LYMPHIR for E7777 and revenue commenced in December 2025 upon the commercial launch of LYMPHIR.

We were incorporated in the Cayman Islands on March 1, 2021, for the purpose of effecting a business combination with one or more businesses. In August 2024, we reincorporated in Delaware and completed the Merger whereby we acquired SpinCo as a wholly owned subsidiary and changed our name to Citius Oncology, Inc. SpinCo began operations in April 2022.

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

Under the terms of these agreements, Citius Pharma acquired Dr. Reddy’s exclusive license of E7777 from Eisai and other related assets owned by Dr. Reddy’s which are now owned by us. The exclusive license includes rights to develop and commercialize E7777 in all markets except for Japan and certain parts of Asia. Eisai retains exclusive development and marketing rights for the agent in Japan, China, Korea, Taiwan, Hong Kong, Macau, Indonesia, Thailand, Malaysia, Brunei, Singapore, India, Pakistan, Sri Lanka, Philippines, Vietnam, Myanmar, Cambodia, Laos, Afghanistan, Bangladesh, Bhutan, Nepal, Mongolia, and Papua New Guinea. Citius Pharma paid Dr. Reddy’s a $40 million upfront payment, which represents the acquisition date fair value of the in-process research and development acquired from Dr. Reddy’s. Dr. Reddy’s is entitled to up to $40 million in development milestone payments related to CTCL approvals in the U.S. and other markets, up to $70 million in development milestones for additional indications, as well as commercial milestone payments and low double-digit tiered royalties on net product sales (within a range of 10% to 15%), and up to $300 million for commercial sales milestones. We also must pay on a fiscal quarter basis tiered royalties equal to low double-digit percentages of net product sales (within a range of 10% to 15%). The royalties will end on the earlier of (i) the 15-year anniversary of the first commercial sale of the latest indication that received regulatory approval in the applicable country and (ii) the date on which a biosimilar product results in the reduction of net sales in the applicable product by 50% in two consecutive quarters, as compared to the four quarters prior to the first commercial sale of the biosimilar product. We will also pay to Dr. Reddy’s an amount equal to a low-thirties percentage of any sublicense upfront consideration or milestone payments (or the like) received by us and the greater of (i) a low-thirties percentage of any sublicensee sales-based royalties or (ii) a mid-single digit percentage of such licensee’s net sales. Citius Pharma is a guarantor of our payment obligations under these agreements.

At the time of the FDA approval for LYMPHIR, a $27.5 million milestone payment became payable to Dr. Reddy’s under the terms of the asset purchase agreement for which a balance of $18.25 million remains due as of December 31, 2025. Dr. Reddy’s agreed to a partial deferral without penalty of this milestone payment.

Under the license agreement, Eisai was due a $5.9 million milestone payment upon FDA approval, and additional commercial milestone payments related to the achievement of net product sales thresholds and an aggregate of up to $22 million related to the achievement of net product sales thresholds. We were also required to reimburse Eisai for up to $2.65 million of its costs to complete the Phase 3 pivotal clinical trial for LYMPHIR for the CTCL indication and reimburse Eisai for all reasonable costs associated with the preparation of a BLA for LYMPHIR. Eisai was responsible for completing the CTCL clinical trial, and CMC activities through the filing of the BLA for LYMPHIR with the FDA. We are responsible for development costs associated with potential additional indications.

On March 28, 2025, Citius Oncology and Eisai entered into a letter agreement that amended the license agreement to provide for a payment schedule to Eisai for the milestone payment and certain unpaid invoices. We agreed to pay Eisai $2,535,318 on July 15, 2025, $2,350,000 on the 15th of each of the subsequent four months, and make a final payment of $2,197,892 on or before December 15, 2025, in each case with interest on each obligation from its original due date through the date of payment at the rate of 2% per annum. During the three months ended December 31, 2025, we recorded $45,841 in interest expense under the agreement. The parties released each other from any and all claims, losses, damages, costs and expenses that arise from or related to our failure to pay the milestone payment or the other incurred costs under the license agreement except for any claims arising out of a breach of the letter agreement. All other terms of the license agreement remain in full force and effect. On December 15, 2025, we paid Eisai the balance of the outstanding milestone approval fee and accumulated interest on the license fee. At December 31, 2025, we owe Eisai approximately $6.8 million for certain other unpaid invoices.

The term of the license agreement will continue until (i) March 30, 2026, if there has not been a commercial sale of a licensed product in the territory, or (ii) if there has been a first commercial sale of a licensed product in the territory by March 30, 2026, the 10-year anniversary of the first commercial sale on a country-by-country basis. The first commercial sale occurred in December 2025. The term of the license may be extended for additional 10-year periods for all countries in the territory by notifying Eisai and paying an extension fee equal to $10 million. Either party may terminate the license agreement upon written notice if the other party is in material breach of the agreement, subject to cure within the designated time periods. Either party also may terminate the license agreement immediately upon written notice if the other party files for bankruptcy or takes related actions or is unable to pay its debts as they become due. Additionally, either party will have the right to terminate the agreement if the other party directly or indirectly challenges the patentability, enforceability or validity of any licensed patent.

Under the purchase agreement with Dr. Reddy’s, we are required to (i) use commercially reasonable efforts to make commercially available products in the CTCL indication, peripheral T-cell lymphoma indication and immuno-oncology indication, (ii) initiate two investigator initiated immuno-oncology trials (both of which have been initiated), (iii) use commercially reasonable efforts to achieve each of the approval milestones, and (iv) complete each specified immuno-oncology investigator trial on or before the four-year anniversary of the effective date of the definitive agreement. Additionally, we are required to commercially launch a product in a territory within six months of receiving regulatory approval for such product in each such jurisdiction; though approved in August 2024, Dr. Reddy’s waived the six-month requirement and the launch of LYMPHIR in December 2025 satisfied this requirement in the U.S.

RESULTS OF OPERATIONS

Three months ended December 31, 2025 compared with the three months ended December 31, 2024

	Three Months Ended December 31, 2025	Three Months Ended December 31, 2025

Revenue	$3,944,111	—
Cost of revenues	(789,208)	—
Gross profit	3,154,903	—

Operating expenses:
Research and development	1,018,352	1,264,508
Amortization of in-process research and development	573,438	—
General and administrative	2,859,339	3,321,979
Stock-based compensation – general and administrative	3,956,050	1,808,478
Total operating expenses	8,407,179	6,394,965
Operating loss	(5,252,276)	(6,394,965)
Interest income	28,288	—
Interest expense	(45,841)	—
Loss before income taxes	(5,269,829)	(6,394,965)
Income tax expense	264,240	264,240
Net loss	$(5,534,069)	$(6,659,205)

Revenues

In 2025, the Company executed three service agreements with pharmaceutical specialty distributors who are our customers and who distribute LYMPHIR to healthcare organizations which include academic centers, community oncology practices, as well as infusion centers. The transaction price for gross product revenues under these customer specialty distributor agreements are based on the contractually stated wholesale acquisition cost (“WAC”). The transaction price is reduced for variable considerations, including product returns, chargebacks, co-payment assistance, and other gross-to-net adjustments, which are reasonably estimated by the Company and constrained to amounts that are probable not to result in a significant revenue reversal. As LYMPHIR is a newly launched product, any reasonable estimates made by the Company regarding certain gross-to-net adjustments will result from certain information, such as inventory held by distributors, market data or comparable products, until sufficient historical data becomes available.

Net product revenues for the three months ended December 31, 2025 were $3,944,111, as we began commercial distribution of LYMPHIR in December 2025. Gross profit on net product revenues for the three months ended December 31, 2025 was approximately 80%.

The Company believes that revenues will increase in the future as LYMPHIR gains market acceptance.

Research and Development Expenses

For the three months ended December 31, 2025, research and development expenses were $1,018,352, as compared to $1,264,508 for the three months ended December 31, 2024. The decrease of $246,156 was primarily related to pre-commercial manufacturing implementation services related to product labeling serialization.

Amortization of in-process research and development

Amortization of in-process research and development commenced upon revenue generation in December 2025. For the three months ended December 31, 2025 amortization was $573,438. In-process research and development is being amortized on a straight-line basis over the remaining FDA product exclusivity period, which ends in August 2036.

General and Administrative Expenses

For the three months ended December 31, 2025, general and administrative expenses were $2,859,339, as compared to $3,321,979 for the three months ended December 31, 2024, a decrease of $462,640. The primary reason for the decrease was lower set-up and implementation costs associated with commercial services and launch activities.

Stock-based Compensation Expense

For the three months ended December 31, 2025, stock-based compensation expense was $3,956,050, as compared to $1,808,478 for the three months ended December 31, 2024. The primary reason for the $2,147,572 increase in stock-based compensation expense was the restricted stock awards granted in September 2025.

Interest Income

For the three months ended December 31, 2025, interest income was $28,288, as compared to $0 for the three months ended December 31, 2024. We have invested some of the proceeds of our recent equity offerings in a money market account.

Interest Expense

For the three months ended December 31, 2025, interest expense was $45,841, as compared to $0 for the three months ended December 31, 2024. Interest expense was related to the March 28, 2025 letter agreement with Eisai.

Income Taxes

The Company recorded deferred income tax expense of $264,240 in the three months ended December 31, 2025 and 2024 related to the amortization for taxable purposes of its in-process research and development asset.

Net Loss

For the three months ended December 31, 2025, we incurred a net loss of $5,534,069, as compared to a net loss of $6,659,205 for the three months ended December 31, 2024. The $1,125,136 decrease in net loss was primarily due to our gross profit on revenues of $3,154,903, offset by an increase of $2,012,214 in operating expenses, primarily related to the granting of restricted stock awards.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Working Capital

Citius Oncology has incurred operating losses since inception and incurred a net loss of $5,534,069 for the three months ended December 31, 2025. At December 31, 2025, we had an accumulated deficit of $69,574,025. The Company has had limited revenue commencing in December 2025 and has historically relied on funding from Citius Pharma to finance our operations. At December 31, 2025, we had $7,295,451 in cash and a negative working capital of approximately $7.6 million.

During the three months ended December 31, 2025, we received net proceeds of approximately $15.1 million from an equity offering and Citius Pharma received net proceeds of approximately $5.8 million from an equity offering.

In order to satisfy our outstanding milestone payment obligations, as well as meet minimum purchase commitments under our agreements for the manufacture and supply of our drug product, in addition to generating income from the sale of LYMPHIR, we need to obtain substantial additional financing and cannot be sure that any additional funding will be available on terms favorable to us, or at all. As of December 31, 2025, our outstanding milestone payments and purchase commitments for 2025 include:

●	On March 28, 2025, we entered into a letter agreement to pay Eisai $2,535,318 on or before July 15, 2025, and $2,350,000 thereafter on the 15th of each of the next four months, and make a final payment of $2,197,892 on or before December 15, 2025, in each case with interest on each obligation from its original due date at the rate of 2% per annum. As of December 31, 2025, we have paid the milestone in full and owe a balance of approximately $6.8 million to Eisai for certain other invoices.

●	At the time of the FDA approval for LYMPHIR, a $27.5 million milestone payment became payable to Dr. Reddy’s of which a balance of $18.25 million remains due as of December 31, 2025. Dr. Reddy’s has agreed to a partial deferral without penalty of this milestone payment.

●	We entered into an agreement with a contract manufacturing organization for the manufacture and supply of drug substance. Under this agreement, we are obligated to purchase minimum annual quantities of batches at a set price per batch, subject to annual increases. As of December 31, 2025, the total minimum purchase commitment under this agreement was approximately $16.2 million, consisting of payments of $9.9 million and $6.3 million for calendar years 2025 and 2026, respectively, with 2025 representing prior obligations which were not manufactured.

●	As of December 31, 2025, the Company also has commercial supply agreements with two other vendors for the completion and packaging of finished drug products. Minimum purchase commitments under these two agreements are approximately $4.0 million consisting of purchase commitment obligations of $2.2 million in calendar years 2026 and $1.8 million in 2027.

We plan to continue to partially rely on funding from Citius Pharma, to raise capital through equity financings from outside investors, and to generate revenue from sales of LYMPHIR. We also have retained Jefferies LLC as our exclusive financial advisor in evaluating strategic alternatives aimed at maximizing shareholder value. There is no assurance, however, that Citius Pharma will have the resources to continue partially funding us, that we will be successful in raising the needed capital and, if funding is available, that it will be available on terms acceptable to us or that we will find strategic partners or generate substantial revenue from the sale of LYMPHIR.

After giving effect to our recent equity offerings during the three months ended December 31, 2025, we expect that we and Citius Pharma collectively will have sufficient funds to continue our operations through May 2026. We will need to raise additional capital in the future to support our operations beyond May 2026. There is no assurance, however, that we will be successful in raising needed capital or that the proceeds will be received in an amount or in a timely manner to support our operations.

Investing Activities

During the three months ended December 31, 2025, we paid the final $2,900,000 due to Eisai in connection with the LYMPHIR approval milestone and paid $1,500,000 in connection with the milestone payment due to Dr. Reddy’s. At December 31, 2025, we owe Dr. Reddy’s $18,250,000 representing the balance of the approval milestone.

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

Our critical accounting policies and use of estimates as discussed in the footnotes to the condensed consolidated financial statements included within this Form 10-Q should also be read in conjunction with, the annual consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2025, filed with the SEC on December 23, 2025.

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

Our Chief Executive Officer (who is our principal executive officer) and Chief Financial Officer (who is our principal financial officer and principal accounting officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of December 31, 2025. In designing and evaluating disclosure controls and procedures, we recognize that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective. As of December 31, 2025, based on the evaluation of these disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Changes In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material changes to the Company’s risk factors as disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2025, filed with the SEC on December 23, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In connection with our registered direct offering and concurrent private placement which closed on December 10, 2025, we issued to a financial advisor warrants to purchase up to 660,550 shares of our common stock with an exercise price of $1.199 per shares and have a five-year term. The warrants were issued in a private placement pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended December 31, 2025, none of our directors or officers adopted or terminated any contract or written plan for the purchase or sale of our securities.

Item 6. Exhibits.

4.1	Form of Common Warrant (incorporated by reference to Exhibit 4.1 of Form 8-K filed on December 10, 2025).

4.2	Form of Pre-funded Warrant (incorporated by reference to Exhibit 4.2 of Form 8-K filed on December 10, 2025).

4.3	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.3 of Form 8-K filed on December 10, 2025).

10.1	Form of Registered Direct Securities Purchase Agreement, dated as of December 9, 2025, by and between Citius Oncology, Inc. and the purchaser signatory thereto (incorporated by reference to Exhibit 10.1 of Form 8-K filed on December 10, 2025).

10.2	Form of PIPE Securities Purchase Agreement, dated as of December 9, 2025, by and between Citius Oncology, Inc. and the purchaser signatory thereto (incorporated by reference to Exhibit 10.2 of Form 8-K filed on December 10, 2025).

10.3	Form of Registration Rights Agreement, dated as of December 9, 2025, by and between Citius Oncology, Inc. and the purchaser signatory thereto (incorporated by reference to Exhibit 10.3 of Form 8-K filed on December 10, 2025).

10.4	Form of Warrant Amendment Agreement, dated as of December 9, 2025, by and between Citius Oncology, Inc. and the investor signatory thereto (incorporated by reference to Exhibit 10.4 of Form 8-K filed on December 10, 2025).

10.5	Amendment to Promissory Note, dated December 10, 2025, by and between Citius Oncology, Inc. and Citius Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.5 of Form 8-K filed on December 10, 2025).

31.1	Certification of the Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a).*

31.2	Certification of the Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a).*

32.1	Certification of the Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.*

EX-101.INS	Inline XBRL Instance Document*

EX-101.SCH	Inline XBRL Taxonomy Extension Schema Document*

EX-101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

EX-101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

EX-101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

EX-101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

EX-104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIUS ONCOLOGY, INC.

Date: February 13, 2026	By:	/s/ Leonard Mazur
Leonard Mazur
Chief Executive Officer (Principal Executive Officer)

Date: February 13, 2026	By:	/s/ Jaime Bartushak
Jaime Bartushak
Chief Financial Officer (Principal Financial and Accounting Officer)