Form 10-Q
period 2026-03-31
CITIUS ONCOLOGY, INC.
filed 2026-05-15
CIK 1851484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2026

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

As of May 14, 2026, there were 92,981,204 shares of common stock, $0.0001 par value, of the registrant issued and outstanding.

Citius Oncology, Inc.

FORM 10-Q

TABLE OF CONTENTS

March 31, 2026

i

EXPLANATORY NOTE

In this Quarterly Report on Form 10-Q, and unless the context otherwise requires, the “Company,” “Citius Oncology,” “we,” “us,” and “our” refer to Citius Oncology, Inc. and its wholly-owned subsidiary Citius Oncology Sub Inc. (“Citius Oncology Sub”) taken as a whole.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements.” Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors discussed from time to time in this Report and in other documents which we file with the Securities and Exchange Commission (the “SEC”). In addition, such statements could be affected by risks and uncertainties related to:

●	our independent registered public accounting firm’s report includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern;

●	our need for substantial additional funds and our ability to raise those funds;

●	our ongoing evaluation of strategic alternatives;

●	our ability to successfully commercialize LYMPHIR, including covering the costs of licensing payments, product manufacturing and other third-party goods and services;

●	our ability to regain compliance with the continued listing requirements of the Nasdaq Stock Market LLC (“Nasdaq”);

●	the ability of LYMPHIR or any of our future product candidates to impact the quality of life of our target patient populations;

●	the estimated markets for LYMPHIR or any of our future product candidates and the acceptance thereof by any market;

●	our ability to recognize the anticipated benefits of the August 2024 reverse merger whereby we became a standalone publicly-traded company and majority-owned subsidiary of Citius Pharmaceuticals, Inc. (“Citius Pharma”), which may not be realized fully, if at all, or may take longer to realize than expected;

●	our ability to procure cGMP commercial-scale supply;

●	our ability to obtain, perform under and maintain financing and strategic agreements and relationships;

●	our ability to manage and grow our business and execution of our business and growth strategies;

●	our ability to recruit and retain qualified management and technical personnel to carry out our operations; and

●	the other factors discussed in the “Risk Factors” section of our most recent Annual Report on Form 10-K for the fiscal year ended September 30, 2025, filed with the SEC on December 23, 2025.

Any forward-looking statements speak only as of the date on which they are made, and except as may be required under applicable securities laws, we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the filing date of this Report.

iii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CITIUS ONCOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2026	September 30, 2025
Current Assets:
Cash and cash equivalents	$2,632,634	$3,924,908
Accounts receivable, net of allowances	1,079,055	—
Inventory	22,659,590	22,286,693
Prepaid expenses	3,052,387	1,331,280
Total Current Assets	29,423,666	27,542,881

Other Assets:
In-process research and development, net of accumulated amortization	71,106,250	73,400,000
Deferred financing costs	169,252	—
Total Other Assets	71,275,502	73,400,000

Total Assets	$100,699,168	$100,942,881
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$8,883,239	$13,234,684
License payable	17,650,000	22,650,000
Accrued expenses	24,057,573	4,093,124
Due to related party	8,221,486	9,513,771
Total Current Liabilities	58,812,298	49,491,579

Deferred tax liability	2,817,990	2,784,960
Note payable to related party	3,800,111	3,800,111
Total Liabilities	65,430,399	56,076,650
Stockholders’ Equity:
Preferred stock - $0.0001 par value; 10,000,000 shares authorized: no shares issued and outstanding	—	—
Common stock - $0.0001 par value; 400,000,000 shares authorized at March 31, 2026 and September 30, 2025; 92,981,204 and 83,513,442 shares issued and outstanding at March 31, 2026 and September 30, 2025, respectively	9,298	8,351
Additional paid-in capital	131,443,191	108,897,836
Accumulated deficit	(96,183,720)	(64,039,956)
Total Stockholders’ Equity	35,268,769	44,866,231
Total Liabilities and Stockholders’ Equity	$100,699,168	$100,942,881

See notes to unaudited condensed consolidated financial statements.

CITIUS ONCOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND Six Months Ended March 31, 2026 and 2025 (Unaudited)

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2026	2025	2026	2025
Revenues	$1,667,298	$—	$5,611,409	$—
Cost of revenues	(328,878)	—	(1,118,086)	—
Gross Profit	1,338,420	—	4,493,323	—

Operating Expenses
Research and development	1,079,354	3,139,413	2,097,706	4,403,921
Amortization of in-process research and development	1,720,312	—	2,293,750	—
General and administrative	23,625,639	2,243,327	26,484,978	5,565,306
Stock-based compensation – general and administrative	3,526,710	2,088,572	7,482,760	3,897,050
Total Operating Expenses	29,952,015	7,471,312	38,359,194	13,866,277

Operating Loss	(28,613,595)	(7,471,312)	(33,865,871)	(13,866,277)

Other Income (Expense)
Interest income	43,721	—	72,009	—
Gain on sale of New Jersey net operating losses	1,762,000	—	1,762,000	—
Interest expense	(33,031)	—	(78,872)	—
Total Other Income, Net	1,772,690	—	1,755,137	—

Loss before Income Taxes	(26,840,905)	(7,471,312)	(32,110,734)	(13,866,277)
Income tax expense (benefit)	(231,210)	264,240	33,030	528,480

Net Loss	$(26,609,695)	$(7,735,552)	$(32,143,764)	$(14,394,757)

Net Loss Per Share - Basic and Diluted	$(0.27)	$(0.11)	$(0.34)	$(0.20)

Weighted Average Common Shares Outstanding
Basic and diluted (includes pre-funded warrants from the December 2025 offering)	100,027,204	71,552,402	93,657,757	71,552,402

 See notes to unaudited condensed consolidated financial statements.

CITIUS ONCOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND Six Months Ended March 31, 2026 and 2025

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, September 30, 2025	-	$-	83,513,442	$8,351	$108,897,836	$(64,039,956)	$44,866,231

December 2025 sale of common stock and pre-funded warrants, net of costs of $2,872,989	-	-	1,284,404	129	15,125,360	-	15,125,489
Stock-based compensation expense	-	-	-	-	3,956,050	-	3,956,050
Net loss	-	-	-	-	-	(5,534,069)	(5,534,069)
Balance, December 31, 2025	-	-	84,797,846	8,480	127,979,246	(69,574,025)	58,413,701
Proceeds from exercise of pre-funded warrants	-	-	8,183,358	818	-	-	818
December 2025 offering costs	-	-	-	-	(62,765)	-	(62,765)
Stock-based compensation expense	-	-	-	-	3,526,710	-	3,526,710
Net loss	-	-	-	-	-	(26,609,695)	(26,609,695)
Balance March 31, 2026	-	$-	92,981,204	$9,298	$131,443,191	$(96,183,720)	$35,268,769

Balance, September 30, 2024	-	$-	71,552,402	$7,155	$85,411,771	$(39,278,587)	$46,140,339
Stock-based compensation expense	-	-	-	-	1,808,478	-	1,808,478
Net loss	-	-	-	-	-	(6,659,205)	(6,659,205)
Balance, December 31, 2024	-	-	71,552,402	7,155	87,220,249	(45,937,792)	41,289,612

Stock-based compensation expense	-	-	-	-	2,088,572	-	2,088,572
Net loss	-	-	-	-	-	(7,735,552)	(7,735,552)
Balance, March 31, 2025	-	$-	71,552,402	$7,155	$89,308,821	$(53,673,344)	$35,642,632

See notes to unaudited condensed consolidated financial statements.

CITIUS ONCOLOGY, INC.

Condensed Consolidated STATEMENTS OF CASH FLOWS

FOR THE Six Months Ended March 31, 2026 and 2025

(Unaudited)

	2026	2025
Cash Flows From Operating Activities:
Net loss	$(32,143,764)	$(14,394,757)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	7,482,760	3,897,050
Amortization of in-process research and development	2,293,750	-
Deferred income tax expense	33,030	528,480
Changes in operating assets and liabilities:
Accounts receivable, net of allowances	(1,079,055)	-
Inventory	(372,897)	(7,070,487)
Prepaid expenses	(1,721,107)	-
Accounts payable	(4,351,445)	3,964,688
Accrued expenses	19,964,449	8,722,168
Due to related party	(1,292,285)	4,352,858
Net Cash (Used In) Provided By Operating Activities	(11,186,564)	-
Cash Flows From Investing Activities
License payments	(5,000,000)	-
Net Cash Used In Investing Activities	(5,000,000)	-
Cash Flows From Financing Activities
Deferred financing costs	(169,252)	-
Net proceeds from issuance of common stock	15,063,542	-
Net Cash Provided by Financing Activities	14,894,290	-
Net Change in Cash and Cash Equivalents	(1,292,274)	-
Cash and Cash Equivalents – Beginning of Period	3,924,908	112
Cash and Cash Equivalents – End of Period	$2,632,634	$112
Supplemental Disclosures of Cash Flow Information and Non-cash Transactions:
Interest Paid	$14,460	$-

See notes to unaudited condensed consolidated financial statements.

CITIUS ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE Six Months Ended March 31, 2026 and 2025

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

On August 12, 2024, pursuant to the terms and conditions of the Merger Agreement, Merger Sub merged with and into SpinCo, with SpinCo surviving as a wholly owned subsidiary of TenX (the “Merger”) which was subsequently renamed Citius Oncology Sub, Inc. Prior to closing of the Merger, TenX migrated to and domesticated as a Delaware corporation in accordance with Section 388 of the General Corporation Law of the State of Delaware and the Cayman Islands Companies Act (As Revised) (the “Domestication”). As part of the Domestication, TenX changed its name to “Citius Oncology, Inc.” (Nasdaq: CTOR). Immediately after the closing of the Merger, Citius Pharma owned approximately 92% of the outstanding shares of common stock of the Company. As of March 31, 2026, Citius Pharma owned approximately 71% of the outstanding shares of common stock of the Company.

While the Merger Sub was the legal acquirer of the Company, for accounting purposes, the Company was deemed to be the accounting acquirer. Accordingly, for accounting purposes, the Merger was treated as the equivalent of the Company issuing stock for the assets and liabilities of the Merger Sub, accompanied by a recapitalization. Total shares outstanding of the Company after the Merger and recapitalization increased to 71,552,402. The net assets of the merged entities are stated at historical cost, with no goodwill or other intangible assets recorded. Additionally, the historical financial statements of SpinCo became the historical financial statements of the Company.

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to fairly state the condensed consolidated financial position of the Company as of March 31, 2026, and the results of its operations and cash flows for the three and six months ended March 31, 2026 and 2025. The operating results for the three and six months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending September 30, 2026. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2025 filed with the Securities and Exchange Commission (“SEC”) on December 23, 2025.

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

2. GOING CONCERN UNCERTAINTY AND MANAGEMENT’S PLAN

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had a net loss of $32,143,764 for the six months ended March 31, 2026. The Company has generated limited revenue, which commenced in December 2025, and has historically relied primarily on funding from Citius Pharma to finance its operations. At March 31, 2026, the Company had $2,632,634 in cash and a negative working capital of $29.4 million.

On May 5, 2026, Citius Oncology received gross proceeds of approximately $11.5 million from the exercise of certain warrants (See Note 12).

In addition, the Company entered into a loan agreement for up to $25.0 million, with $10.0 million funded on May 6, 2026, up to $7.0 million available on the later of (A) the date on which certain net revenue and liquidity milestones are achieved and (B) October 1, 2026, and continuing through December 31, 2026, and up to $8.0 million available beginning on the later of (A) the date on which certain additional net revenue milestones are achieved and (B) January 1, 2027, and continuing through March 31, 2027. The loans bear interest at the greater of the prime rate plus 6% or 12.75%. The Loans are secured by an interest in all of the Company’s assets, including intellectual property, subject to agreed exceptions. The maturity date of the Loans is November 1, 2029 (See Note 12). We expect that we and Citius Pharma collectively will have sufficient funds to continue our operations through November 2026. We will need to raise additional capital to support our operations beyond November 2026, which raises substantial doubt about our ability to continue as a going concern within one year after the date that the accompanying financial statements are issued.

The Company plans to continue to rely partially on funding from Citius Pharma, to raise capital through equity and debt. financings and to generate revenue from sales of LYMPHIR. Both the Company and Citius Pharma are actively engaged in capital raising efforts to extend the cash runway. The Company also has retained Jefferies LLC as its exclusive financial advisor in evaluating strategic alternatives aimed at maximizing shareholder value. There is no assurance, however, that Citius Pharma will have the resources to assist in funding the Company, that the Company will be successful in raising the needed capital and, if funding is available, that it will be available on terms acceptable to the Company or that the Company will find strategic partners or generate substantial revenue from the sale of LYMPHIR. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of the above uncertainty.

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

We estimate variable consideration using the expected value method, constrained to amounts for which it is probable that a significant reversal of cumulative revenue will not occur when uncertainties are resolved. Calculating certain of these items involves estimates and judgments based on sales or invoice data, contractual terms, historical or expected utilization rates, new information regarding changes in applicable regulations and guidelines that would impact the amount of the actual allowance and our expectations regarding future utilization rates and channel inventory data. We review the adequacy of our provisions for all gross-to-net adjustments on a quarterly basis. Amounts reserved for these adjustments are made when trends or significant events indicate that adjustment is appropriate reflecting actual experience.

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

	Three Months Ended	Six Months Ended
	March 31, 2026	March 31, 2026

Gross Product Revenue	$2,003,760	$6,882,480
Gross-to-net adjustments:	336,462	1,271,071
Net Revenue	$1,667,298	$5,611,409

Accounts receivable

Accounts receivable is stated at amounts invoiced less allowances for distributor fees, chargebacks, and estimated returns. At March 31, 2026, these sales allowances totaled $837,585. On a periodic basis, the Company evaluates its accounts receivable to establish an allowance for doubtful accounts. The allowance reflects our current estimate of credit losses expected to occur over the life of the receivable. In developing our allowance for expected credit losses, we use assumptions to capture the risk of loss, even if remote, based on a number of factors including existing contractual payment terms, individual customer circumstances, historical payment patterns of our customers, a review of the local economic environment and its potential impact on expected future customer payment patterns. Our collection risk is mitigated to a certain extent by the fact that sales are collected in a reasonable period of time, allowing for the ability to reduce exposure on defaults if collection issues are identified. We update our allowance as necessary to reflect expected credit losses over the remaining accounts receivable that are past due. We do not currently expect our current or future exposures to credit losses to have a significant impact on us. The estimated allowance for expected credit losses was $0 as of March 31, 2026.

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

	March 31, 2026	September 30, 2025
Finished goods	$15,707,625	$10,577,876
Work in process	6,951,965	11,708,817
Total	$22,659,590	$22,286,693

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

5. PREPAID EXPENSES

Prepaid expenses at March 31, 2026 and September 30, 2025 include $2,531,280 and $1,331,280, respectively, of advance payments made for the preparation of long-lead time drug substance and product costs, respectively, which will be utilized in research and development activities or in the manufacturing of LYMPHIR for sales. Prepaid expenses at March 31, 2026 also include $221,107 for annual licensing fees paid to the FDA and $300,000 for prepaid marketing costs.

6. IN-PROCESS RESEARCH AND DEVELOPMENT, NET

In process research and development consists of a beginning carrying value for LYMPHIR of $73,400,000 and a net balance of $71,106,250 at March 31, 2026. Amortization of in-process research and development commenced upon revenue generation in December 2025. For the three months ended March 31, 2026 and 2025, amortization was $1,720,312 and $0, respectively. For the six months ended March 31, 2026 and 2025, amortization was $2,293,750 and $0, respectively. In-process research and development for LYMPHIR is being amortized as follows on a straight-line basis over the remaining FDA product exclusivity period which ends in August 2036. A summary of the expected future amortization expense for LYMPHIR in-process research and development is as follows:

Year Ending September 30,	Amount
2026 (excluding the six months ended March 31,2026)	$3,440,625
2027	6,881,250
2028	6,881,250
2029	6,881,250
2030	6,881,250
2031	6,881,250
Thereafter	33,259,375
Total	$71,106,250

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

At the time of the FDA approval for LYMPHIR, a $27.5 million milestone payment became payable to Dr. Reddy’s under the terms of the asset purchase agreement for which a balance of $17,650,000 remains due as of March 31, 2026. Dr. Reddy’s agreed to a partial deferral without penalty of this milestone payment.

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

On March 28, 2025, Citius Oncology and Eisai entered into a letter agreement that amended the license agreement to provide for a payment schedule to Eisai for the milestone payment and certain unpaid invoices. We agreed to pay Eisai $2,535,318 on July 15, 2025, $2,350,000 on the 15th of each of the subsequent four months, and make a final payment of $2,197,892 on or before December 15, 2025, in each case with interest on each obligation from its original due date through the date of payment at the rate of 2% per annum. During the six months ended March 31, 2026, we recorded $78,872 in interest expense under the agreement. The parties released each other from any and all claims, losses, damages, costs and expenses that arise from or related to our failure to pay the milestone payment or the other incurred costs under the license agreement except for any claims arising out of a breach of the letter agreement. All other terms of the license agreement remain in full force and effect. On December 15, 2025, we paid Eisai the balance of the outstanding milestone approval fee and accumulated interest on the license fee. On March 30, 2026 we paid Eisai $500,000 against the accounts payable balance. At March 31, 2026, we owe Eisai for other unpaid invoices, consisting of $2,200,000 of accounts payable and $4,062,481 of accrued expenses.

The term of the license agreement will continue until the 10-year anniversary of the first commercial sale on a country-by-country basis. The first commercial sale in the United States occurred in December 2025. The term of the license may be extended for additional 10-year periods for all countries in the territory by notifying Eisai and paying an extension fee equal to $10 million. Either party may terminate the license agreement upon written notice if the other party is in material breach of the agreement, subject to cure within the designated time periods. Either party also may terminate the license agreement immediately upon written notice if the other party files for bankruptcy or takes related actions or is unable to pay its debts as they become due. Additionally, either party will have the right to terminate the agreement if the other party directly or indirectly challenges the patentability, enforceability or validity of any licensed patent.

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

Common Stock Offerings

July 2025 Offering

On July 17, 2025, we sold 6,818,182 shares of common stock and warrants to purchase 6,818,182 shares of common stock, at $1.32 per share and accompanying warrant. The immediately exercisable five-year warrants had an initial exercise price of $1.32 per share. In connection with the December 10, 2025 offering (discussed below), we agreed to reduce the exercise price of the 6,818,182 warrants to $1.09 per share and extended the expiration date to January 20, 2031. Gross proceeds from the offering were approximately $9.0 million and net proceeds were $7,546,988, after deducting placement agent fees and other offering expenses. The estimated fair value of the warrants issued to the investors on July 17, 2025 was approximately $8,197,000. The estimated fair value of the repriced warrants issued to the investors as of December 8, 2025 was approximately $5,301,000.

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

September 2025 Offering

On September 10, 2025, we sold 5,142,858 shares of common stock and warrants to purchase 5,142,858 shares of common stock at $1.75 per share and accompanying warrant. The warrants are exercisable beginning on March 10, 2026 and expire on March 10, 2031 and had an initial exercise price of $1.84 per share. In connection with the December 10, 2025 offering (discussed below), Citius Oncology agreed to reduce the exercise price of the 5,142,858 warrants to $1.09 per share and extended the expiration date to January 20, 2031. Gross proceeds from the offering were approximately $9.0 million and net proceeds were $7,619,854, after deducting placement agent fees and other offering expenses. The estimated fair value of the warrants issued to the investors on September 10, 2025 was approximately $6,995,000. The estimated fair value of the repriced warrants issued to the investors as of December 8, 2025 was approximately $4,179,000.

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

December 2025 Offering

On December 10, 2025, we sold 1,284,404 shares of common stock and accompanying warrants to purchase 1,284,404 shares of common stock, at $1.09 per share and accompanying warrant, and additionally sold 15,229,358 pre-funded warrants and accompanying warrants to purchase 15,229,358 shares of common stock at $1.0899 per pre-funded warrant and accompanying warrant. Aggregate gross proceeds from the offering were approximately $18.0 million and net proceeds were $15,062,724, after deducting placement agent fees and other offering expenses. The 15,229,358 pre-funded warrants are immediately exercisable at $0.0001 per share and do not expire. During the three months ended March 31, 2026, 8,183,358 of the pre-funded warrants were exercised for net proceeds of $818. At March 31, 2026, 7,046,000 of the pre-funded warrants remain outstanding. The 16,513,762 warrants have an exercise price of $1.09 and are exercisable for five years after stockholder approval, expected in February 2026. The estimated fair value of the 16,513,762 warrants issued to the investors was approximately $13,196,000.

We paid the placement agent a fee of 7.0% of the gross proceeds and expenses of $135,000. Additionally, we issued to the placement agent warrants to purchase 1,155,963 shares of common stock at an exercise price of $1.3625 per share. The warrants are exercisable commencing on stockholder approval, which was effective on February 18, 2026, and expire on December 8, 2030. We also paid an additional 7.0% cash fee to a prior placement agent and issued warrants to purchase up to 660,550 shares of common stock at an exercise price of $1.199 per share. The placement agent warrants are exercisable commencing on stockholder approval and expire on December 8, 2030. The estimated fair value of the placement agent warrants was approximately $1,401,000.

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

A summary of option activity under the stock plans is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2025	18,100,000	$1.83	8.21 years	$5,386,000
Granted	-	-
Forfeited	-	-
Outstanding at March 31, 2026	18,100,000	$1.83	7.52 years	$-
Exercisable at March 31, 2026	11,502,083	$1.89	7.30 years	$-

Stock-based compensation expense for stock options for the three months ended March 31, 2026 and 2025 was $1,858,443 and $2,088,572, respectively. Stock-based compensation expense for stock options for the six months ended March 31, 2026 and 2025 was $4,110,478 and $3,897,050, respectively.

At March 31, 2026, unrecognized total compensation cost related to unvested awards under our stock plans of $3,704,204 is expected to be recognized over a weighted average period of 1.02 years.

Restricted Stock Unit Awards

On September 19, 2025, the Board of Directors granted restricted stock unit awards of 11,600,000 shares of common stock to employees and directors. The restricted stock unit awards vest on September 19, 2028. The fair value of the common stock on the date of grant was $20,300,000 ($1.75 per share). On March 24, 2026, the Board of Directors granted restricted stock unit awards of an aggregate 350,000 shares of common stock to an employee and a consultant. The restricted stock unit awards vest on March 24, 2029. The fair value of the common stock on the date of grant was $203,000 ($0.58 per share).

Stock-based compensation expense for restricted stock unit awards for the three months ended March 31, 2026 was $1,668,267. Stock-based compensation expense for restricted stock unit awards for the six months ended March 31, 2026 was $3,372,282.

At March 31, 2026, unrecognized total compensation cost related to unvested restricted stock unit awards under the stock plans of $16,926,977 is expected to be recognized over a weighted average period of 2.48 years.

Warrants

We have reserved 38,653,029 shares of common stock for the exercise of outstanding warrants. The following table summarizes the warrants outstanding at March 31, 2026:

	Exercise Price	Number	Expiration Dates
July 2025 Offering Investors	$1.09	6,818,182	January 20, 2031
July 2025 Offering Agent	$1.65	272,727	July 17, 2030
July 2025 Prior Offering Agent	$1.65	477,273	July 17, 2030
September 2025 Offering Investors	$1.09	5,142,858	January 20,2031
September 2025 Offering Agent	$1.92	205,714	March 10, 2031
September 2025 Prior Offering Agent	$2.1875	360,000	March 10, 2031
December 2025 Offering Investors	$0.0001	7,046,000	None
December 2025 Offering Investors	$1.09	16,513,762	January 20, 2031
December 2025 Placement Offering Agent	$1.3625	1,155,963	December 8, 2030
December 2025 Prior Offering Agent	$1.199	660,550	December 8, 2030
		38,653,029

At March 31, 2026, the weighted average remaining life of the outstanding warrants was estimated at 3.97 years and all warrants are exercisable. At March 31, 2026 the aggregate intrinsic value of the warrants outstanding was $4,367,815.

Common Stock Reserved

A summary of common stock reserved for future issuances by the Company as of March 31, 2026 is as follows:

Stock plan options outstanding	18,100,000
Restricted stock awards	11,950,000
Stock plan shares available for future grants	14,950,000
Warrants outstanding	38,653,029
Total	83,653,029

9. COMMERCIAL MANUFACTURING CONTRACTS

The Company had previously entered into an agreement with a contract manufacturing organization, (“CMO”) for the manufacture and supply of bulk drug substance, (“BDS”) with the agreement continuing through calendar year 2026. The agreement was terminated effective February 2026 by the CMO due to the breach of payment obligations by the Company. Termination fees associated with this are approximately $20.1 million consisting of $17.1 million of charges associated with manufacturing which was previously committed in 2025 and 2026 but not produced, as well as $1.2 million of un-invoiced but incurred charges related to previous manufactured batches and $1.8 million of interest and other charges. These fees are included in General and Administrative Expense for the quarter ended March 31, 2026. Separately, in March 2026 the CMO gave notice that it made a decision to terminate all production at the current site related to microbial manufacturing and decommission the associated manufacturing lines. In March 2026 and in connection with the notice of termination from the CMO, we recorded a contract cancellation fee of $19,733,307 net of invoices already included in accounts payable.

The Company has been evaluating new BDS suppliers and anticipates entering into a letter of intent with a new CMO by June 30, 2026 with a subsequent master services agreement to follow. At this time, based on stock on hand and availability of alternate suppliers, we anticipate no interruption in commercial supply for the foreseeable future.

As of March 31, 2026, the Company also has commercial supply agreements with two other vendors for the completion and packaging of finished drug products. Minimum purchase commitments under these two agreements amount to approximately $4.0 million consisting of purchase commitment obligations of $2.2 million in calendar year 2026 and $1.8 million in calendar year 2027.

10. RELATED PARTY TRANSACTIONS

Our officers and directors also serve as officers of Citius Pharma. As of March 31, 2026, the Company does not have any employees. The Company and Citius Pharma entered into the A&R Shared Services Agreement and under the terms of the agreement, Citius Pharma provides management and scientific services to us.

During the three months ended March 31, 2026, Citius Pharma charged us $567,937 for reimbursement of general and administrative payroll, $469,000 for reimbursement of research and development payroll, and $27,939 for the use of shared office space. During the three months ended March 31, 2025, Citius Pharma charged us $567,937 for reimbursement of general and administrative payroll, $480,000 for reimbursement of research and development payroll, and $30,368 for the use of shared office space.

During the six months ended March 31, 2026, Citius Pharma charged us $1,065,874 for reimbursement of general and administrative payroll, $949,000 for reimbursement of research and development payroll, and $55,878 for the use of shared office space. During the six months ended March 31, 2025, Citius Pharma charged us $1,135,874 for reimbursement of general and administrative payroll, $960,000 for reimbursement of research and development payroll, and $58,307 for the use of shared office space.

We have had limited cash, therefore most of our expenditures were paid by Citius Pharma and reflected in the due to related party account.

Citius Pharma advanced cash to us for a non-interest bearing, unsecured promissory note, dated August 16, 2024, in the principal amount of $3,800,111. The note is repayable in full upon a financing of at least $50 million by us. Management does not anticipate such repayment within the next twelve months and has classified the note payable as a long-term liability (See Note 12).

11. GAIN ON SALE OF NEW JERSEY NET OPERATING LOSSES

We recognized a gain of $1,762,000 for the six months ended March 31, 2026, in connection with the sale of certain New Jersey income tax net operating losses to a third party under the New Jersey Technology Business Tax Certificate Transfer Program.

12. SUBSEQUENT EVENTS

On April 22, 2026, we received a notification letter from the Nasdaq Stock Market LLC (“Nasdaq”) indicating that we were not in compliance with Nasdaq Listing Rule 5550(a)(2) because the minimum bid price of our common stock on the Nasdaq Capital Market closed below $1.00 per share for 30 consecutive business days. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has a compliance period of 180 calendar days, or until October 19, 2026, to regain compliance with the Bid Price Rule.

Warrant Inducement Transaction

On May 5, 2026, we entered into an agreement with the holder of certain existing warrants to purchase up to 12,777,778 shares of common stock, which consists of all of the 6,818,182 shares underlying warrants originally issued on July 16, 2025, all of the 5,142,858 shares underlying warrants originally issued on September 10, 2025, and 816,738 shares underlying warrants originally issued December 10, 2025, each with an exercise price of $1.09 per share. As an inducement to the holder for exercising the warrants in cash at a reduced exercise price of $0.90 per share, we issued to the holder new warrants to purchase up to an aggregate of 25,555,556 shares of common stock, which have similar terms to the warrants exercised, other than an exercise price of $0.90. Gross proceeds were approximately $11.5 million, before deducting placement agent fees and expenses.

Loan Agreement

On May 5, 2026 the Company, entered into a Loan Agreement that makes available term loans in an aggregate principal amount of up to $25.0 million (collectively, the “Loans”), with (i) $10.0 million to be funded on May 6, 2026 (“Tranche 1”), (ii) up to $7.0 million beginning on the later of (A) the date on which certain net revenue and liquidity milestones are achieved and (B) October 1, 2026, and continuing through December 31, 2026 (“Tranche 2”), and (iii) up to $8.0 million beginning on the later of (A) the date on which certain additional net revenue milestones are achieved and one or more Tranche 2 Loans have been drawn and (B) January 1, 2027, and continuing through March 31, 2027 (“Tranche 3”).

The Loans bear interest at an annual rate equal to the greater of (x) prime plus 6.00% or 12.75%. The Loans are secured by a lien upon and security interest in all of the Company’s and its subsidiary’s assets, including intellectual property, subject to agreed exceptions. The maturity date of the Loans is November 1, 2029 (the “Maturity Date”).

Pursuant to the Loan Agreement, the Lender will have the right, at any time while any Loan is outstanding, to convert up to its pro rata share of $4.0 million of the outstanding principal of the Loans (the “Conversion Option”) into shares of the Company’s common stock at a price per share equal to 120% of the exercise price of the Lender Warrants (as defined below) (the “Conversion Price”), subject to certain terms and conditions, including beneficial ownership limitations. In addition, the Company has agreed to use its reasonable best efforts to grant to each Lender the right to invest up to its pro rata share of $1.0 million in any issuance of equity securities of the Company after the Closing Date, on the same terms, conditions and pricing offered by the Company to other investors participating in such financing transaction (such right, the “Participation Right”). The Participation Right terminates 30 days after the repayment in full of all of the obligations under the Loan Agreement (other than inchoate indemnity obligations or other obligations that specifically survive termination).

Note Payable to Related Party

On May 4, 2026, the Company and Citius Pharma, entered into a Third Amendment to Promissory Note (the “Third Amendment”), which amends the promissory note, dated August 16, 2024, as previously amended on September 10, 2025 and December 10, 2025, issued by the Company to Citius Pharma in the original principal amount of $3,800,111 (the “Promissory Note”), to, among other things, (i) conform the payment and maturity provisions of the Promissory Note to the May 6, 2026 subordination agreement, such that the entire unpaid principal balance of the Promissory Note shall be payable on a date that is 91 days after the debt under the May 6, 2026 financing has been fully paid and the Loan Agreement has been terminated, (ii) eliminate all prior maturity triggers related to capital raises, issuances of debt or equity securities, or royalty-backed monetizations, (iii) prohibit prepayment of the Promissory Note in cash prior to the new maturity date, and (iv) add a voluntary conversion feature allowing Citius Pharma, subject to the Company’s approval, to convert all or a portion of the outstanding principal into shares of common stock at a conversion price equal to $0.90 per share. All other terms of the Promissory Note remain the same.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations for the three and six months ended March 31, 2026 and 2025 should be read together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Report and in conjunction with the audited financial statements of Citius Oncology, Inc. included in our Annual Report on Form 10-K for the year ended September 30, 2025, filed with the SEC on December 23, 2025. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors. We caution that assumptions, expectations, projections, intentions, or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please see “Cautionary Note Regarding Forward-Looking Statements” on page iii of this Report.

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

At the time of the FDA approval for LYMPHIR, a $27.5 million milestone payment became payable to Dr. Reddy’s under the terms of the asset purchase agreement for which a balance of $17.65 million remains due as of March 31, 2026. Dr. Reddy’s agreed to a partial deferral without penalty of this milestone payment.

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

On March 28, 2025, Citius Oncology and Eisai entered into a letter agreement that amended the license agreement to provide for a payment schedule to Eisai for the milestone payment and certain unpaid invoices. We agreed to pay Eisai $2,535,318 on July 15, 2025, $2,350,000 on the 15th of each of the subsequent four months, and make a final payment of $2,197,892 on or before December 15, 2025, in each case with interest on each obligation from its original due date through the date of payment at the rate of 2% per annum. During the six months ended March 31, 2026, we recorded $78,872 in interest expense under the agreement. The parties released each other from any and all claims, losses, damages, costs and expenses that arise from or related to our failure to pay the milestone payment or the other incurred costs under the license agreement except for any claims arising out of a breach of the letter agreement. All other terms of the license agreement remain in full force and effect. On December 15, 2025, we paid Eisai the balance of the outstanding milestone approval fee and accumulated interest on the license fee. At March 31, 2026, we owe Eisai approximately $6.3 million for certain other unpaid invoices.

The term of the license agreement will continue until the 10-year anniversary of the first commercial sale on a country-by-country basis. The first commercial sale in the United States occurred in December 2025. The term of the license may be extended for additional 10-year periods for all countries in the territory by notifying Eisai and paying an extension fee equal to $10 million. Either party may terminate the license agreement upon written notice if the other party is in material breach of the agreement, subject to cure within the designated time periods. Either party also may terminate the license agreement immediately upon written notice if the other party files for bankruptcy or takes related actions or is unable to pay its debts as they become due. Additionally, either party will have the right to terminate the agreement if the other party directly or indirectly challenges the patentability, enforceability or validity of any licensed patent.

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

Recent Events

Commercial Launch Activities

On March 31, 2026, we provided an update on the U.S. commercial launch of LYMPHIR, highlighting continued adoption across leading oncology centers, broad payer coverage progress, and advancing investigator-led clinical studies. We expect continued expansion in prescribing activity, together with further clinical validation through ongoing investigator-led studies. These trends support LYMPHIR’s potential not only for continued integration in the CTCL treatment landscape, but also its potential as a part of a combination immunotherapy regimen in other cancers.

Key Early Launch Metrics:

●	Growth in orders from target institutions since launch, with initial accounts placing repeat orders;

●	Strong institutional uptake, with 83% of target accounts having added or actively progressing LYMPHIR through formulary review;

●	Broad and expanding market access with 135 health plans representing 80% of covered lives, secured and reimbursement systems established;

●	No reported reimbursement denials or prior authorization barriers;

●	Increasing demand for product education;

●	Initial penetration into community infusion centers underway with patients beginning to transition from larger cancer centers;

●	Commercial buildout proceeding, with field team onboarding and expansion in progress with our contracted sales organization; and,

●	Commercial supply remains well positioned to support anticipated U.S. demand, and international expansion.

On April 29, 2026, we announced the initial shipment of LYMPHIR to Europe through a regional distribution partner, marking an important milestone in expanding access to the therapy for patients outside the US. LYMPHIR will be made available to eligible patients through Named Patient Programs in accordance with local regulations in each country. The initiation of European distribution represents a strategic step in our effort to extend access to LYMPHIR.

US Distribution Agreements

In 2025, the Company executed three service agreements with U.S. pharmaceutical specialty distributors who are our customers and who distribute LYMPHIR to healthcare organizations which include academic centers, community oncology practices, as well as infusion centers. The transaction price for gross product revenues under these customer specialty distributor agreements are based on the contractually stated wholesale acquisition cost (“WAC”). The transaction price is reduced for variable considerations, including product returns, chargebacks, co-payment assistance, and other gross-to-net adjustments, which are reasonably estimated by the Company and constrained to amounts that are probable not to result in a significant revenue reversal. As LYMPHIR is a newly launched product, any reasonable estimates made by the Company regarding certain gross-to-net adjustments will result from certain information, such as inventory held by distributors, market data or comparable products, until sufficient historical data becomes available.

International Distribution Agreements

On October 7, 2025, we entered into an exclusive distribution agreement with Integris Pharma S.A., headquartered in Athens, Greece to make LYMPHIR available to eligible patients through country-specific Named Patient Programs (NPPs). The partnership covers Greece, Cyprus, Malta, Bulgaria, Romania, Croatia, Serbia, Albania, Bosnia Herzegovina, Kosovo, Montenegro and North Macedonia. NPPs are formally recognized pathways designed to give patients earlier access to promising new medicines in advance of full marketing authorization and commercial availability in markets outside the US. Under these programs, a treating physician may request a therapy for an individual patient when no adequate approved alternatives exist. In doing so, NPPs bridge a critical gap between the completion of clinical trials in each region and broad market introduction, ensuring that patients with serious illnesses are not left waiting for life-extending innovations. These programs provide access, where permitted by local law, and do not constitute commercial approval of LYMPHIR outside the U.S.

On December 4, 2025, we announced an exclusive distribution agreement with Er-Kim İlaç Sanayi ve Ticaret A.Ş. (“Er-Kim”), a leading pharmaceutical distributor based in Turkey, for LYMPHIR. Under the agreement, Er-Kim will be the exclusive distributor of LYMPHIR in Turkey and key Gulf Cooperation Council (GCC) countries, including Bahrain, Qatar, Oman, Kuwait, Saudi Arabia, and the United Arab Emirates.

On February 11, 2026, we announced an exclusive distribution agreement with Uniphar (“Uniphar”), a leading international healthcare services company, to support access to LYMPHIR. Under the agreement, Uniphar will serve as our exclusive distribution partner in designated international territories in Western and Eastern Europe. We will supply finished product and provide ongoing support in accordance with the agreement. LYMPHIR is not approved for commercial use outside the U.S. and will be provided solely through country-specific managed access programs, which do not constitute marketing authorization or a commercial launch.

Investigator Initiated Trials

On March 4, 2026, we announced positive topline safety and efficacy results from an investigator-initiated Phase 1 trial evaluating LYMPHIR administered prior to commercial CD19 directed CAR T therapy in patients with high risk relapsed or refractory diffuse large B cell lymphoma (DLBCL).

On March 10, 2026, we announced positive topline results from a completed investigator-initiated Phase 1 clinical trial conducted by University of Pittsburgh investigators. This study evaluated the direct T-regulatory (Treg) cell depletion activity of LYMPHIR in combination with the PD-1 immune checkpoint inhibitor pembrolizumab (KEYTRUDA®) in patients with recurrent or refractory gynecologic cancers, including ovarian and endometrial malignancies.

Discussions are ongoing regarding next-stage development with respect to both investigator-initiated trials.

RESULTS OF OPERATIONS

Three months ended March 31, 2026 compared with the Three months ended March 31, 2025

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025

Revenue	$1,667,298	$—
Cost of revenues	(328,878)	—
Gross profit	1,338,420	—

Operating expenses:
Research and development	1,079,354	3,139,413
Amortization of in-process research and development	1,720,312	—
General and administrative	23,625,639	2,243,327
Stock-based compensation – general and administrative	3,526,710	2,088,572
Total operating expenses	29,952,015	7,471,312
Operating loss	(28,613,595)	(7,471,312)
Interest income	43,721	—
Gain on sale of New Jersey net operating losses	1,762,000
Interest expense	(33,031)	—
Loss before income taxes	(26,840,905)	(7,471,312)
Income tax expense (benefit)	(231,210)	264,240
Net loss	$(26,609,695)	$(7,735,552)

Revenues

Product revenues for the three months ended March 31, 2026 were $1,667,298, as we began commercial distribution of LYMPHIR in December 2025. Gross profit on product revenues for the three months ended March 31, 2026 was approximately 80%.

We believe that revenues will increase in the future as LYMPHIR gains market acceptance and have already seen initial accounts placing repeat orders, and on April 29, 2026, we announced our initial shipment to Europe.

Research and Development Expenses

For the three months ended March 31, 2026, research and development expenses were $1,079,354, as compared to $3,139,413 for the three months ended March 31, 2025. The decrease of $2,060,059 was primarily related to expense recognized in the three months ended March 31, 2025 for a pre-license inspection batch Lymphir previously manufactured.

Amortization of in-process research and development

Amortization of in-process research and development commenced upon revenue generation in December 2025. For the three months ended March 31, 2026, amortization was $1,720,312. In-process research and development is being amortized on a straight-line basis over the remaining FDA product exclusivity period, which ends in August 2036.

General and Administrative Expenses

For the three months ended March 31, 2026, general and administrative expenses were $23,625,639, as compared to $2,243,327 for the three months ended March 31, 2025. The increase of $21,382,312 was primarily related to a notice of termination from a contract manufacturing organization received in February 2026. In March 2026, we recorded a contract cancellation fee of $19,733,307.

Stock-based Compensation Expense

For the three months ended March 31, 2026, stock-based compensation expense was $3,526,710, as compared to $2,088,572 for the three months ended March 31, 2025. The increase of $1,438,138 in stock-based compensation expense was primarily related to the restricted stock unit awards granted in September 2025.

Interest Income

For the three months ended March 31, 2026, interest income was $43,721, as compared to $0 for the three months ended March 31, 2025. We have invested some of the proceeds of our recent equity offerings in a money market account.

Gain on sale of New Jersey net operating losses

We recognized a gain of $1,762,000 for the three months ended March 31, 2026, in connection with the sale of certain New Jersey income tax net operating losses to a third party under the New Jersey Technology Business Tax Certificate Transfer Program.

Interest Expense

For the three months ended March 31, 2026, interest expense was $33,031, as compared to $0 for the three months ended March 31, 2025. Interest expense was related to the March 28, 2025 letter agreement with Eisai.

Income Taxes

The Company recorded a deferred income tax benefit of $231,210 in the three months ended March 31, 2026 and a deferred income tax expense of 264,240 in the three months ended March 31, 2025. Deferred income tax expense or benefit is related to the difference in amortization for taxable purposes of our in-process research and development asset and the financial statement amortization.

Net Loss

For the three months ended March 31, 2026, we incurred a net loss of $26,609,695, as compared to a net loss of $7,735,552 for the three months ended March 31, 2025. The increase of $18,874,143 in net loss was due to the increase of $22,480,703 in operating expenses offset by the increase in gross profit of $1,338,420, the increase in other income of $1,772,690 and the decrease in income tax expense of $495,450.

Six months ended March 31, 2026 compared with the Six months ended March 31, 2025

	Six Months Ended March 31, 2026	Six Months Ended March 31, 2025

Revenue	$5,611,409	$—
Cost of revenues	(1,118,086)	—
Gross profit	4,493,323	—

Operating expenses:
Research and development	2,097,706	4,403,921
Amortization of in-process research and development	2,293,750	—
General and administrative	26,484,978	5,565,306
Stock-based compensation – general and administrative	7,482,760	3,897,050
Total operating expenses	38,359,194	13,866,277
Operating loss	(33,865,871)	(13,866,277)
Interest income	72,009	—
Gain on sale of New Jersey net operating losses	1,762,000	—
Interest expense	(78,872)	—
Loss before income taxes	(32,110,734)	(13,866,277)
Income tax expense	33,030	528,480
Net loss	$(32,143,764)	$(14,394,757)

Revenues

Product revenues for the six months ended March 31, 2026 were $5,611,409, as we began commercial distribution of LYMPHIR in December 2025. Gross profit on product revenues for the six months ended March 31, 2026 was approximately 80%.

We believe that revenues will increase in the future as LYMPHIR gains market acceptance and have already seen initial accounts placing repeat orders, and on April 29, 2026, we announced our initial shipment to Europe.

Research and Development Expenses

For the six months ended March 31, 2026, research and development expenses were $2,097,706, as compared to $4,403,921 for the six months ended March 31, 2025. The decrease of $2,306,215 was primarily related to was primarily related to expense recognized in the three months ended March 31, 2025 for a pre-license inspection batch of LYMPHIR previously manufactured.

Amortization of in-process research and development

Amortization of in-process research and development commenced upon revenue generation in December 2025. For the six months ended March 31, 2026, amortization was $2,293,750. In-process research and development is being amortized on a straight-line basis over the remaining FDA product exclusivity period, which ends in August 2036.

General and Administrative Expenses

For the six months ended March 31, 2026, general and administrative expenses were $26,484,978, as compared to $5,565,306 for the six months ended March 31, 2025. The increase of $20,919,672 was primarily related to a notice of termination from a contract manufacturing organization received in February 2026. In March 2026, we recorded a contract cancellation fee of $19,733,307.

Stock-based Compensation Expense

For the six months ended March 31, 2026, stock-based compensation expense was $7,482,760, as compared to $3,897,050 for the six months ended March 31, 2025. The increase of $3,585,710 in stock-based compensation expense was primarily related to the restricted stock unit awards granted in September 2025.

Interest Income

For the six months ended March 31, 2026, interest income was $72,009, as compared to $0 for the six months ended March 31, 2025. We have invested some of the proceeds of our recent equity offerings in a money market account.

Gain on sale of New Jersey net operating losses

We recognized a gain of $1,762,000 for the six months ended March 31, 2026, in connection with the sale of certain New Jersey income tax net operating losses to a third party under the New Jersey Technology Business Tax Certificate Transfer Program.

Interest Expense

For the six months ended March 31, 2026, interest expense was $78,872, as compared to $0 for the six months ended March 31, 2025. Interest expense was related to the March 28, 2025 letter agreement with Eisai.

Income Taxes

The Company recorded a deferred income tax expense of $33,030 for the six months ended March 31, 2026 and a deferred income tax expense of $528,480 for the six months ended March 31, 2025. Deferred income tax expense or benefit is related to the difference in amortization for taxable purposes of our in-process research and development asset and the financial statement amortization.

Net Loss

For the six months ended March 31, 2026, we incurred a net loss of $32,143,764, as compared to a net loss of $14,394,757 for the six months ended March 31, 2025. The increase of $17,749,007 in net loss was due to the increase of $24,492,917 in operating expenses offset by the increase in gross profit of $4,493,323, the increase in other income of $1,755,137 and the decrease in income tax expense of $495,450.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Working Capital

Citius Oncology has incurred operating losses since inception and incurred a net loss of $32,143,764 for the six months ended March 31, 2026. At March 31, 2026, we had an accumulated deficit of $131.4 million. The Company has had limited revenue commencing in December 2025 and has historically relied on funding from Citius Pharma to finance our operations. At March 31, 2026, we had accrued expenses related to LYMPHIR of $XXXXX and other accrued expenses of $YYY. At March 31, 2026, we had $2,632,634 in cash and a negative working capital of approximately $29.4 million.

On May 5, 2026, Citius Oncology received gross proceeds of approximately $11.5 million from the exercise of certain warrants.

In addition, the Company entered into a loan agreement for up to $25.0 million, with $10.0 million funded on May 6, 2026, up to $7.0 million available on the later of (A) the date on which certain net revenue and liquidity milestones are achieved and (B) October 1, 2026, and continuing through December 31, 2026, and up to $8.0 million available beginning on the later of (A) the date on which certain additional net revenue milestones are achieved and (B) January 1, 2027, and continuing through March 31, 2027. The loans bear interest at the greater of the prime rate plus 6% or 12.75%. The loans are secured by an interest in all of the Company’s assets, including intellectual property, subject to agreed exceptions. The maturity date of the loans is November 1, 2029.

In order to satisfy our outstanding milestone payment obligations, as well as meet minimum purchase commitments under our agreements for the manufacture and supply of our drug product, in addition to generating income from the sale of LYMPHIR, we need to obtain substantial additional financing and cannot be sure that any additional funding will be available on terms favorable to us, or at all. As of March 31, 2026, our outstanding milestone payments and purchase commitments include:

●	On March 28, 2025, we entered into a letter agreement to pay Eisai $2,535,318 on or before July 15, 2025, and $2,350,000 thereafter on the 15th of each of the next four months, and make a final payment of $2,197,892 on or before December 15, 2025, in each case with interest on each obligation from its original due date at the rate of 2% per annum. As of March 31, 2026, we have paid the milestone in full and owe a balance of approximately $6.3 million to Eisai for certain other invoices.

●	At the time of the FDA approval for LYMPHIR, a $27.5 million milestone payment became payable to Dr. Reddy’s of which a balance of $17.65 million remains due as of March 31, 2026. Dr. Reddy’s has agreed to a partial deferral without penalty of this milestone payment.

●

The Company had previously entered into an agreement with a contract manufacturing organization, (“CMO”) for the manufacture and supply of bulk drug substance, (“BDS”) with the agreement continuing through calendar year 2026. The agreement was terminated effective February 2026 by the CMO due to the breach of payment obligations by the Company. Termination fees associated with this are approximately $20.1 million consisting of $17.1 million of charges associated with manufacturing which was previously committed in 2025 and 2026 but not produced, as well as $1.2 million of un-invoiced but incurred charges related to previous manufactured batches and $1.8 million of interest and other charges. These fees are included in General and Administrative Expense for the quarter ended March 31, 2026. Separately, in March 2026 the CMO gave notice that it made a decision to terminate all production at the current site related to microbial manufacturing and decommission the associated manufacturing lines. In March 2026 and in connection with the notice of termination from the CMO, we recorded a contract cancellation fee of $19,733,307 net of invoices already included in accounts payable.

The Company has been evaluating new BDS suppliers and anticipates entering into a letter of intent with a new CMO by June 30, 2026 with a subsequent master services agreement to follow. At this time, we anticipate no interruption in commercial supply for the foreseeable future.

●	As of March 31, 2026, the Company also has commercial supply agreements with two other vendors for the completion and packaging of finished drug products. Minimum purchase commitments under these two agreements are approximately $4.0 million consisting of purchase commitment obligations of $2.2 million in calendar years 2026 and $1.8 million in 2027.

We plan to continue to partially rely on funding from Citius Pharma, to raise capital through equity and debt financings, and to generate revenue from sales of LYMPHIR. We also have retained Jefferies LLC as our exclusive financial advisor in evaluating strategic alternatives aimed at maximizing shareholder value. There is no assurance, however, that Citius Pharma will have the resources to continue partially funding us, that we will be successful in raising the needed capital and, if funding is available, that it will be available on terms acceptable to us or that we will find strategic partners or generate substantial revenue from the sale of LYMPHIR.

After giving effect to our May 2026 equity and debt financings, we expect that we and Citius Pharma collectively will have sufficient funds to continue our operations through November 2026. We will need to raise additional capital in the future to support our operations beyond November 2026. There is no assurance, however, that we will be successful in raising needed capital or that the proceeds will be received in an amount or in a timely manner to support our operations.

Investing Activities

During the six months ended March 31, 2026, we paid the final $2,900,000 due to Eisai in connection with the LYMPHIR approval milestone and paid $2,100,000 in connection with the milestone payment due to Dr. Reddy’s. At March 31, 2026, we owe Dr. Reddy’s $17,650,000 representing the balance of the approval milestone.

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

Our Chief Executive Officer (who is our principal executive officer) and Chief Financial Officer (who is our principal financial officer and principal accounting officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of March 31, 2026. In designing and evaluating disclosure controls and procedures, we recognize that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective. As of March 31, 2026, based on the evaluation of these disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Changes In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material changes to the Company’s risk factors as disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2025, filed with the SEC on December 23, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended March 31, 2026, we did not issue or sell any unregistered securities not previously disclosed.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended March 31, 2026, none of our directors or officers adopted or terminated any contract or written plan for the purchase or sale of our securities.

Item 6. Exhibits.

4.1	Form of Warrant issued on May 6, 2026 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on May 6, 2026).

4.2	Form of Placement Agent Warrant issued on May 6, 2026 (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on May 6, 2026).

4.3	Form of Lender Warrant issued on May 6, 2026 (incorporated by reference to Exhibit 4.3 to the Form 8-K filed on May 6, 2026).

10.1	Form of Warrant Inducement Agreement, dated as of May 5, 2026, by and between Citius Oncology, Inc. and the holder signatory thereto (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on May 6, 2026).

10.2	Form of Warrant Amendment Agreement, dated as of May 5, 2026, by and between Citius Oncology, Inc. and the holder signatory thereto (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on May 6, 2026).

10.3	Third Amendment to Promissory Note, dated May 4, 2026, by and between Citius Oncology, Inc. and Citius Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on May 6, 2026).

10.4	Loan and Security Agreement, dated as of May 5, 2026, among the Company, Citius Sub, the Agent and the Lenders (incorporated by reference to Exhibit 10.4 to the Form 8-K filed on May 6, 2026).

10.5	Supplement to Loan and Security Agreement, dated as of May 5, 2026, among the Company, Citius Sub, the Agent and the Lenders (incorporated by reference to Exhibit 10.5 to the Form 8-K filed on May 6, 2026).

10.6	Subordination Agreement, dated as of May 5, 2026, among the Parent, the Agent and the Company (incorporated by reference to Exhibit 10.6 to the Form 8-K filed on May 6, 2026).+

31.1	Certification of the Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a).*

31.2	Certification of the Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a).*

32.1	Certification of the Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.*

EX-101.INS	Inline XBRL Instance Document*

EX-101.SCH	Inline XBRL Taxonomy Extension Schema Document*

EX-101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

EX-101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

EX-101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

EX-101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

EX-104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

*	Filed herewith.
+	Certain portions of this exhibit that are not material and would be competitively harmful if publicly disclosed have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. Copies of the unredacted exhibit will be furnished to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIUS ONCOLOGY, INC.

Date: May 15, 2026	By:	/s/ Leonard Mazur
Leonard Mazur
Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2026	By:	/s/ Jaime Bartushak
Jaime Bartushak
Chief Financial Officer (Principal Financial and Accounting Officer)