Form 10-Q
period 2026-06-30
CITIUS ONCOLOGY, INC.
filed 2026-08-14
CIK 1851484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2026

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

As of August 13, 2026, there were 92,981,204 shares of common stock, $0.0001 par value, of the registrant issued and outstanding (which number does not include any shares held in abeyance and shares underlying pre-funded warrants).

Citius Oncology, Inc.

FORM 10-Q

TABLE OF CONTENTS

June 30, 2026

i

EXPLANATORY NOTE

In this Quarterly Report on Form 10-Q, and unless the context otherwise requires, the “Company,” “Citius Oncology,” “we,” “us,” and “our” refer to Citius Oncology, Inc. and its wholly-owned subsidiary Citius Oncology Sub Inc. (“Citius Oncology Sub”) taken as a whole.

LYMPHIR® (denileukin diftitox) is our registered trademark. All other trade names, trademarks and service marks appearing in this quarterly report are the property of their respective owners. We have assumed that the reader understands that all such terms are source-indicating. Accordingly, such terms, when first mentioned in this report, appear with the trade name, trademark or service mark notice and then throughout the remainder of this report without trade name, trademark or service mark notices for convenience only and should not be construed as being used in a descriptive or generic sense.

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

iii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CITIUS ONCOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2026	September 30, 2025
Current Assets:
Cash and cash equivalents	$16,563,705	$3,924,908
Accounts receivable, net of allowances	686,235	—
Inventory	22,625,945	22,286,693
Prepaid expenses	2,831,280	1,331,280
Total Current Assets	42,707,165	27,542,881

Other Assets:
In-process research and development, net of accumulated amortization	69,385,938	73,400,000

Total Assets	$112,093,103	$100,942,881
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$7,315,516	$13,234,684
License payable	15,650,000	22,650,000
Accrued expenses	25,836,120	4,093,124
Due to related party	9,985,558	9,513,771
Total Current Liabilities	58,787,194	49,491,579

Notes payable, net of deferred financing costs	6,410,161	—
Deferred tax liability	2,710,643	2,784,960
Note payable to related party	3,800,111	3,800,111
Total Liabilities	71,708,109	56,076,650
Stockholders’ Equity:
Preferred stock - $0.0001 par value; 10,000,000 shares authorized: no shares issued and outstanding	—	—
Common stock - $0.0001 par value; 400,000,000 shares authorized at June 30, 2026 and September 30, 2025; 105,758,982 and 83,513,442 shares issued and outstanding at June 30, 2026 and September 30, 2025, respectively	10,576	8,351
Additional paid-in capital	145,481,984	108,897,836
Accumulated deficit	(105,107,566)	(64,039,956)
Total Stockholders’ Equity	40,384,994	44,866,231
Total Liabilities and Stockholders’ Equity	$112,093,103	$100,942,881

See notes to unaudited condensed consolidated financial statements.

CITIUS ONCOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND Nine months Ended June 30, 2026 and 2025 (Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2026	2025	2026	2025
Revenues	$1,493,788	$—	$7,105,197	$—
Cost of revenues	(491,843)	—	(1,609,929)	—
Gross Profit	1,001,945	—	5,495,268	—

Operating Expenses
Research and development	218,496	938,277	2,316,202	5,342,198
Amortization of in-process research and development	1,720,312	—	4,014,062	—
General and administrative	4,219,163	1,881,447	30,704,141	7,446,753
Stock-based compensation – general and administrative	3,560,791	2,125,237	11,043,551	6,022,287
Total Operating Expenses	9,718,762	4,944,961	48,077,956	18,811,238

Operating Loss	(8,716,817)	(4,944,961)	(42,582,688)	(18,811,238)

Other Income (Expense)
Interest income	96,848	—	168,857	—
Gain on sale of New Jersey net operating losses	—	—	1,762,000	—
Amortization of deferred financing costs	(179,492)	—	(179,492)	—
Interest expense	(231,732)	(160,755)	(310,604)	(160,755)
Total Other Income (Expense), Net	(314,376)	(160,755)	1,440,761	(160,755)

Loss before Income Taxes	(9,031,193)	(5,105,716)	(41,141,927)	(18,971,993)
Income tax expense (benefit)	(107,347)	264,240	(74,317)	792,720

Net Loss	$(8,923,846)	$(5,369,956)	$(41,067,610)	$(19,764,713)

Net Loss Per Share - Basic and Diluted	$(0.08)	$(0.08)	$(0.42)	$(0.28)

Weighted Average Common Shares Outstanding
Basic and diluted (includes pre-funded warrants from the December 2025 offering)	107,890,452	71,552,402	98,413,989	71,552,402

 See notes to unaudited condensed consolidated financial statements.

CITIUS ONCOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND Nine months Ended June 30, 2026 and 2025

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, September 30, 2025	-	$-	83,513,442	$8,351	$108,897,836	$(64,039,956)	$44,866,231

December 2025 sale of common stock and pre-funded warrants, net of costs of $2,872,989	-	-	1,284,404	129	15,125,360	-	15,125,489
Stock-based compensation expense	-	-	-	-	3,956,050	-	3,956,050
Net loss	-	-	-	-	-	(5,534,069)	(5,534,069)
Balance, December 31, 2025	-	-	84,797,846	8,480	127,979,246	(69,574,025)	58,413,701
Proceeds from exercise of pre-funded warrants	-	-	8,183,358	818	-	-	818
December 2025 offering costs	-	-	-	-	(62,765)	-	(62,765)
Stock-based compensation expense	-	-	-	-	3,526,710	-	3,526,710
Net loss	-	-	-	-	-	(26,609,695)	(26,609,695)
Balance, March 31, 2026	-	-	92,981,204	9,298	131,443,191	(96,183,720)	35,268,769
Net proceeds from exercise of warrants	-	-	12,777,778	1,278	9,728,722	-	9,730,000
Issuance of warrants for loan agreement	-	-	-	-	749,280	-	749,280
Stock-based compensation expense	-	-	-	-	3,560,791	-	3,560,791
Net loss	-	-	-	-	-	(8,923,846)	(8,923,846)
Balance, June 30, 2026	-	$-	105,758,982	$10,576	$145,481,984	$(105,107,566)	$40,384,994

Balance, September 30, 2024	-	$-	71,552,402	$7,155	$85,411,771	$(39,278,587)	$46,140,339
Stock-based compensation expense	-	-	-	-	1,808,478	-	1,808,478
Net loss	-	-	-	-	-	(6,659,205)	(6,659,205)
Balance, December 31, 2024	-	-	71,552,402	7,155	87,220,249	(45,937,792)	41,289,612

Stock-based compensation expense	-	-	-	-	2,088,572	-	2,088,572
Net loss	-	-	-	-	-	(7,735,552)	(7,735,552)
Balance, March 31, 2025	-	-	71,552,402	7,155	89,308,821	(53,673,344)	35,642,632

Stock-based compensation expense	-	-	-	-	2,125,237	-	2,125,237
Net loss	-	-	-	-		(5,369,956)	(5,369,956)
Balance, June 30, 2025	-	$-	71,552,402	$7,155	$91,434,058	$(59,043,300)	$32,397,913

See notes to unaudited condensed consolidated financial statements.

CITIUS ONCOLOGY, INC.

Condensed Consolidated STATEMENTS OF CASH FLOWS

FOR THE Nine months Ended June 30, 2026 and 2025

(Unaudited)

	2026	2025
Cash Flows From Operating Activities:
Net loss	$(41,067,610)	$(19,764,713)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	11,043,551	6,022,287
Amortization of in-process research and development	4,014,062	-
Amortization of deferred financing costs	179,492	-
Deferred income tax expense	(74,317)	792,720
Changes in operating assets and liabilities:
Accounts receivable, net of allowances	(686,235)	-
Inventory	(339,252)	(8,940,201)
Prepaid expenses	(1,500,000)	1,600,000
Accounts payable	(5,919,168)	4,955,797
Accrued expenses	19,980,496	8,458,554
Due to related party	471,787	6,875,556
Net Cash (Used In) Provided By Operating Activities	(13,897,194)	-
Cash Flows From Investing Activities
License payments	(7,000,000)	-
Net Cash Used In Investing Activities	(7,000,000)	-
Cash Flows From Financing Activities
Net proceeds from notes payable	9,635,000	-
Net proceeds from exercise of warrants and pre-funded warrants	9,730,818	-
Deferred Financing Costs	(892,551)
Net proceeds from issuance of common stock	15,062,724	-
Net Cash Provided by Financing Activities	33,535,991	-
Net Change in Cash and Cash Equivalents	12,638,797	-
Cash and Cash Equivalents – Beginning of Period	3,924,908	112
Cash and Cash Equivalents – End of Period	$16,563,705	$112
Supplemental Disclosures of Cash Flow Information and Non-cash Transactions:
Interest Paid	$212,794	$-
Warrants issued for loan agreement included in deferred financing costs	$749,280	$-
Deferred financing costs included in accrued expenses	$1,762,500	$-

See notes to unaudited condensed consolidated financial statements.

CITIUS ONCOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE Nine months Ended June 30, 2026 and 2025

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

On August 12, 2024, pursuant to the terms and conditions of the Merger Agreement, Merger Sub merged with and into SpinCo, with SpinCo surviving as a wholly owned subsidiary of TenX (the “Merger”) which was subsequently renamed Citius Oncology Sub, Inc. Prior to closing of the Merger, TenX migrated to and domesticated as a Delaware corporation in accordance with Section 388 of the General Corporation Law of the State of Delaware and the Cayman Islands Companies Act (As Revised) (the “Domestication”). As part of the Domestication, TenX changed its name to “Citius Oncology, Inc.” (Nasdaq: CTOR). Immediately after the closing of the Merger, Citius Pharma owned approximately 92% of the outstanding shares of common stock of the Company. As of June 30, 2026, Citius Pharma owned approximately 62% of the outstanding shares of common stock of the Company.

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

The Merger, net amount of $2,753,795 charged to additional paid-in capital consists of $395,015 of net liabilities of TenX on the date of the Merger plus directly related transaction costs of $2,358,780.

As part of the Merger, Citius Pharma made capital investments in the Company through cash contributions of $3,827,944 to fund transactions related to the Merger and by reclassifying to additional paid-in capital intercompany receivables of $33,180,961 that were due from the Company to Citius Pharma. Simultaneously, Citius Pharma advanced an additional $3,800,111 to the Company under the terms of a note payable (see Note 11).

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to fairly state the condensed consolidated financial position of the Company as of June 30, 2026, and the results of its operations and cash flows for the three and nine months ended June 30, 2026 and 2025. The operating results for the three and nine months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending September 30, 2026. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2025 filed with the Securities and Exchange Commission (“SEC”) on December 23, 2025.

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

2. GOING CONCERN UNCERTAINTY AND MANAGEMENT’S PLAN

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had a net loss of $41,067,610 for the nine months ended June 30, 2026. The Company has generated limited revenue, which commenced in December 2025, and had historically relied primarily on funding from Citius Pharma to finance its operations. At June 30, 2026, the Company had $16,563,705 in cash and a negative working capital of $16.1 million.

On May 5, 2026, Citius Oncology received net proceeds of approximately $9.7 million from the exercise of certain warrants (See Note 9).

The Company entered into a term loan agreement with two lenders for up to $25.0 million, with $10.0 million funded on May 6, 2026, up to $7.0 million available between October 1 and December 31, 2026, if certain net revenue and liquidity milestones are achieved, and up to $8.0 million available between January 1 and March 31, 2027, if certain additional net revenue milestones are achieved and a loan was drawn between October 1 and December 31, 2026. The loans bear interest at the greater of the prime rate plus 6% or 12.75% and are secured by all of the Company’s assets, subject to agreed exceptions. The loans mature on November 1, 2029 (See Note 8). We expect that we and Citius Pharma will have sufficient funds to continue our operations through November 2026. We will need to raise additional capital to support our operations beyond November 2026, which raises substantial doubt about our ability to continue as a going concern within one year after the date that the accompanying financial statements are issued.

The Company plans to continue to rely partially on funding from Citius Pharma, to raise capital through equity and debt financings, and to generate revenue from sales of LYMPHIR. Both the Company and Citius Pharma are actively engaged in capital raising efforts to extend the cash runway. The Company also has retained Jefferies LLC as its exclusive financial advisor in evaluating strategic alternatives aimed at maximizing shareholder value. There is no assurance, however, that Citius Pharma will have the resources to assist in funding the Company, that the Company will be successful in meeting the net revenue and liquidity milestones required under the loan agreement, or raising the needed capital and, if funding is available, that it will be available on terms acceptable to the Company or that the Company will find strategic partners or generate substantial revenue from the sale of LYMPHIR. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of the above uncertainty.

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

We distribute LYMPHIR in the U.S. through third party specialty distributors who are our customers. The third-party specialty distributors subsequently resell our product to health care providers, hospitals and infusion centers. Separately, we have or may enter into payment arrangements with various third-parties including government healthcare programs who provide coverage and or reimbursement for our product that have been prescribed to a patient. Through a regional distribution partner, we distribute LYMPHIR internationally as part of our Named Patient Program.

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

Co-payment Assistance

We offer co-payment assistance to patients with commercial insurance that have coverage and are allowed such co-payment assistance. We estimate the average co-payment assistance amounts for our products based on expected customer utilization and record estimates as a reduction from gross product revenue. The Company has deposited the estimated co-pay assistance amounts, which are reflected and included in the gross-to-net adjustments.

	Three Months Ended	Nine Months Ended
	June 30, 2026	June 30, 2026

Gross Product Revenue	$1,708,560	$8,591,040
Gross-to-net adjustments	214,772	1,485,843
Net Revenue	$1,493,788	$7,105,197

Accounts receivable

Accounts receivable is stated at amounts invoiced less allowances for distributor fees, chargebacks, and estimated returns. At June 30, 2026, these sales allowances totaled $690,090. On a periodic basis, the Company evaluates its accounts receivable to establish an allowance for doubtful accounts. The allowance reflects our current estimate of credit losses expected to occur over the life of the receivable. In developing our allowance for expected credit losses, we use assumptions to capture the risk of loss, even if remote, based on a number of factors including existing contractual payment terms, individual customer circumstances, historical payment patterns of our customers, a review of the local economic environment and its potential impact on expected future customer payment patterns. Our collection risk is mitigated to a certain extent by the fact that sales are collected in a reasonable period of time, allowing for the ability to reduce exposure on defaults if collection issues are identified. We update our allowance as necessary to reflect expected credit losses over the remaining accounts receivable that are past due. We do not currently expect our current or future exposures to credit losses to have a significant impact on us. The estimated allowance for expected credit losses was $0 as of June 30, 2026.

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

	June 30, 2026	September 30, 2025
Finished goods	$15,673,980	$10,577,876
Work in process	6,951,965	11,708,817
Total	$22,625,945	$22,286,693

Cost of Revenues

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

5. PREPAID EXPENSES

Prepaid expenses at June 30, 2026 and September 30, 2025 include $2,531,280 and $1,331,280, respectively, of advance payments made for the preparation of long-lead time drug substance and product costs, respectively, which will be utilized in research and development activities or in the manufacturing of LYMPHIR for sales. Prepaid expenses at June 30, 2026 also include $300,000 for prepaid marketing costs.

6. IN-PROCESS RESEARCH AND DEVELOPMENT, NET

In process research and development consists of a beginning carrying value for LYMPHIR of $73,400,000 and a net balance of $69,385,938 at June 30, 2026. Amortization of in-process research and development commenced upon revenue generation in December 2025. For the three months ended June 30, 2026 and 2025, amortization was $1,720,312 and $0, respectively. For the nine months ended June 30, 2026 and 2025, amortization was $4,014,062 and $0, respectively. In-process research and development for LYMPHIR is being amortized as follows on a straight-line basis over the remaining FDA product exclusivity period which ends in August 2036. A summary of the expected future amortization expense for LYMPHIR in-process research and development is as follows:

Year Ending September 30,	Amount
2026 (excluding the nine months ended June 30, 2026)	$1,720,313
2027	6,881,250
2028	6,881,250
2029	6,881,250
2030	6,881,250
2031	6,881,250
Thereafter	33,259,375
Total	$69,385,938

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

At the time of the FDA approval for LYMPHIR, a $27.5 million milestone payment became payable to Dr. Reddy’s under the terms of the asset purchase agreement for which a balance of $15,650,000 remains due as of June 30, 2026. Dr. Reddy’s agreed to a partial deferral without penalty of this milestone payment.

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

On March 28, 2025, Citius Oncology and Eisai entered into a letter agreement that amended the license agreement to provide for a payment schedule to Eisai for the milestone payment and certain unpaid invoices. We agreed to pay Eisai $2,535,318 on July 15, 2025, $2,350,000 on the 15th of each of the subsequent four months, and make a final payment of $2,197,892 on or before December 15, 2025, in each case with interest on each obligation from its original due date through the date of payment at the rate of 2% per annum. During the nine months ended June 30, 2026, we recorded $112,270 in interest expense under the agreement. The parties released each other from any and all claims, losses, damages, costs and expenses that arise from or related to our failure to pay the milestone payment or the other incurred costs under the license agreement except for any claims arising out of a breach of the letter agreement. All other terms of the license agreement remain in full force and effect. On December 15, 2025, we paid Eisai the balance of the outstanding milestone approval fee and accumulated interest on the license fee. On March 30, 2026 we paid Eisai $500,000 against the accounts payable balance. At June 30, 2026, we owe Eisai for other unpaid invoices, consisting of $2,200,000 of accounts payable and $4,062,481 of accrued expenses.

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

The following patents were acquired and subsequently transferred to us:

●	US Provisional Application No. 63/070,645, which was filed on August 26, 2020, and subsequently published as US 2022/0062390 A1 on March 3, 2022, entitled Methods of Treating Cancer.

●	International Patent Application Number: PCT/IB2021/0576733, which was filed with the World Intellectual Property Organization on August 23, 2021, and subsequently published as WO 2022/043863 A1 on March 3, 2022, entitled, Combination for Use in Methods of Treating Cancer.

8. LOAN AGREEMENT

June 30, 2026
Notes payable principal balance	$10,000,000
Deferred financing costs, net of accumulated amortization	(3,589,839)
Notes payable, net of deferred financing costs	$6,410,161

On May 5, 2026, the Company entered into a term loan agreement with two lenders for up to $25.0 million, with $10.0 million funded on May 6, 2026, up to $7.0 million available between October 1 and December 31, 2026, if certain net revenue and liquidity milestones are achieved, and up to $8.0 million available between January 1 and March 31, 2027, if certain additional net revenue milestones are achieved and a loan was drawn between October 1 and December 31, 2026.

The loans bear interest at the greater of the prime rate plus 6% or 12.75% and are secured by all of the Company’s assets, subject to agreed exceptions. The Company will pay interest only through November 2027 with subsequent monthly principal payments until maturity on November 1, 2029. A final payment of $1,062,500 is due at maturity. Interest expense for the loan for the three months ended June 30, 2026 was $198,333.

The Company issued five-year warrants to the lenders to purchase 1,111,111 shar es of Company common stock at an exercise price of $0.90 per share. The warrant shares were calculated based on 10% of the initial funding divided by $0.90 per share. The Company will issue additional warrant shares under the same formula, if additional funds are drawn under the agreement. The estimated fair value of the warrants issued to the lenders on May 5, 2026 was approximately $749,280 and was charged to deferred financing costs.

The lenders have the right, while any loan is outstanding, to convert up to $4.0 million of the outstanding loans into shares of common stock at $1.08 per share, subject to certain terms and conditions.

In addition, the Company granted the lenders the right to invest up to $1.0 million in any issuance of equity securities on the same terms offered to other investors in such financing transaction. The right terminates 30 days after the repayment in full of all of the obligations under the loan agreement.

In connection with the loan agreement, the Company paid deferred financing costs totaling $3,769,331. Deferred financing costs consist of commitment fees of $250,000, legal fees of $207,551, a final payment of $1,062,500, placement fees of $1,500,000, and the $749,280 fair value of the lenders’ warrants. Deferred financing costs are being amortized on a straight-line basis over the 42-month life of the loan agreement. Amortization expense for the three months ended June 30, 2026 was $179,492.

9. STOCKHOLDERS’ EQUITY

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

Common Stock Offerings

July 2025 Offering

On July 17, 2025, we sold 6,818,182 shares of common stock and warrants to purchase 6,818,182 shares of common stock, at $1.32 per share and accompanying warrant. The immediately exercisable five-year warrants had an initial exercise price of $1.32 per share. In connection with the December 10, 2025 offering (discussed below), we agreed to reduce the exercise price of the 6,818,182 warrants to $1.09 per share and extended the expiration date to January 20, 2031. Gross proceeds from the offering were approximately $9.0 million and net proceeds were $7,546,988, after deducting placement agent fees and other offering expenses. The estimated fair value of the warrants issued to the investors on July 17, 2025 was approximately $8,197,000. The estimated fair value of the repriced warrants issued to the investors as of December 8, 2025 was approximately $5,301,000. On May 6, 2026, all of the warrants were repriced to $0.90 per share and exercised in connection with the warrant inducement transaction. The estimated fair value of the repriced warrants issued to the investors as of May 6, 2026 was approximately $4,598,000.

In July 2025, we paid the placement agent a fee of 7.0% of the gross proceeds and expenses of $125,000 and granted the placement agent warrants to purchase 272,727 shares of common stock at an exercise price of $1.65 per share. The warrants are exercisable commencing on January 17, 2026 and expire on July 17, 2030. We also paid an additional 7.0% cash fee to a prior placement agent and issued warrants to purchase up to 477,273 shares of common stock at an exercise price of $1.65 per share. The placement agent warrants are exercisable commencing on August 17, 2025 and expire on July 17, 2030. The estimated fair value of the placement agent warrants was approximately $905,000.

September 2025 Offering

On September 10, 2025, we sold 5,142,858 shares of common stock and warrants to purchase 5,142,858 shares of common stock at $1.75 per share and accompanying warrant. The warrants are exercisable beginning on March 10, 2026 and expire on March 10, 2031 and had an initial exercise price of $1.84 per share. In connection with the December 10, 2025 offering (discussed below), Citius Oncology agreed to reduce the exercise price of the 5,142,858 warrants to $1.09 per share and extended the expiration date to January 20, 2031. Gross proceeds from the offering were approximately $9.0 million and net proceeds were $7,619,854, after deducting placement agent fees and other offering expenses. The estimated fair value of the warrants issued to the investors on September 10, 2025 was approximately $6,995,000. The estimated fair value of the repriced warrants issued to the investors as of December 8, 2025 was approximately $4,179,000. On May 6, 2026, all of the warrants were repriced to $0.90 per share and exercised in connection with the warrant inducement transaction. The estimated fair value of the repriced warrants issued to the investors as of May 6, 2026 was approximately $3,468,000.

In September 2025, we paid the placement agent a fee of 7.0% of the gross proceeds and expenses of $125,000. Additionally, we issued the placement agent warrants to purchase 205,714 shares of common stock at an exercise price of $1.92 per share. The warrants are exercisable commencing on March 10, 2026 and expire on March 10, 2031. We also paid an additional 7.0% cash fee to a prior placement agent and issued warrants to purchase up to 360,000 shares of common stock at an exercise price of $2.1875 per share. The placement agent warrants are exercisable commencing on March 10, 2026 and expire on March 10, 2031. The estimated fair value of the placement agent warrants was approximately $717,000.

December 2025 Offering

On December 10, 2025, we sold 1,284,404 shares of common stock and accompanying warrants to purchase 1,284,404 shares of common stock, at $1.09 per share and accompanying warrant, and additionally sold 15,229,358 pre-funded warrants and accompanying warrants to purchase 15,229,358 shares of common stock at $1.0899 per pre-funded warrant and accompanying warrant. Aggregate gross proceeds from the offering were approximately $18.0 million and net proceeds were $15,062,724, after deducting placement agent fees and other offering expenses. The 15,229,358 pre-funded warrants are immediately exercisable at $0.0001 per share and do not expire. During the nine months ended June 30, 2026, 8,183,358 of the pre-funded warrants were exercised for net proceeds of $818. At June 30, 2026, 7,046,000 of the pre-funded warrants remain outstanding. The 16,513,762 warrants have an exercise price of $1.09 and are exercisable for five years after stockholder approval, which was effective on February 18, 2026. The estimated fair value of the 16,513,762 warrants issued to the investors was approximately $13,196,000. On May 6, 2026, all of the warrants were repriced to $0.90 per share and warrants to purchase 816,738 shares were exercised in connection with the warrant inducement transaction and warrants to purchase 15,697,024 remain outstanding. The estimated fair value of the repriced warrants issued to the investors as of May 6, 2026 was approximately $11,136,000.

In December 2025, we paid the placement agent a fee of 7.0% of the gross proceeds and expenses of $135,000. Additionally, we issued to the placement agent warrants to purchase 1,155,963 shares of common stock at an exercise price of $1.3625 per share. The warrants are exercisable commencing on stockholder approval, which was effective on February 18, 2026, and expire on December 8, 2030. We also paid an additional 7.0% cash fee to a prior placement agent and issued warrants to purchase up to 660,550 shares of common stock at an exercise price of $1.199 per share. The placement agent warrants are exercisable commencing on stockholder approval and expire on December 8, 2030. The estimated fair value of the placement agent warrants was approximately $1,401,000.

May 2026 Warrant Inducement Transaction

On May 5, 2026, we entered into an agreement with the holder of certain existing warrants to purchase 12,777,778 shares of common stock at $0.90 per share, which consists of all of the 6,818,182 warrants issued in July 2025, all of the 5,142,858 warrants issued in September 2025, and 816,738 warrants issued in December 2025, each with an exercise price of $1.09 per share. Exercise of the warrants for cash is subject to a beneficial ownership limitation of 9.99%. If the beneficial ownership limitation applies, the issuance of the shares of common stock are held in abeyance until compliance with the beneficial ownership limitation.

As an inducement to the holder for exercising the 12,777,778 warrants in cash at a reduced exercise price of $0.90 per share, we issued to the holder new five-year warrants to purchase 25,555,556 shares at $0.90 per share. Net proceeds were $9,730,000, after deducting placement agent fees and expenses of $1,770,000. The incremental fair value of the modified warrants totaled approximately $1,109,000. The estimated fair value of the 25,555,556 warrants issued to the investors was approximately $17,233,000. The combined fair value of $18,342,000 was recognized as an equity issuance cost within additional paid-in capital with no impact on total stockholders’ equity.

We paid the placement agent a fee of 7.0% of the gross proceeds and expenses of $85,000. Additionally, we issued placement agent warrants to purchase 894,444 shares at $1.125 per share. We also paid an additional 7.0% cash fee to a prior placement agent and issued warrants to purchase 511,111 shares at $1.199 per share. The placement agent warrants are exercisable commencing on June 18, 2026, and expire on June 18, 2031. The estimated fair value of the placement agent warrants was approximately $903,000.

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

A summary of option activity under the stock plans is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2025	18,100,000	$1.83	8.21 years	$5,386,000
Granted	-	-
Forfeited	-	-
Outstanding at June 30, 2026	18,100,000	$1.83	7.27 years	$-
Exercisable at June 30, 2026	11,316,667	$1.90	7.03 years	$-

Stock-based compensation expense for stock options for the three months ended June 30, 2026 and 2025 was $1,858,443 and $2,125,237, respectively. Stock-based compensation expense for stock options for the nine months ended June 30, 2026 and 2025 was $5,968,921 and $6,022,287, respectively.

At June 30, 2026, unrecognized total compensation cost related to unvested awards under our stock option plans of $1,726,594 is expected to be recognized over a weighted average period of 1.42 years.

Restricted Stock Units

On September 19, 2025, the Board of Directors granted restricted stock units of 11,600,000 shares of common stock to employees and directors. The restricted stock units vest on September 19, 2028. The fair value of the common stock on the date of grant was $20,300,000 ($1.75 per share). On March 24, 2026, the Board of Directors granted restricted stock units of an aggregate 350,000 shares of common stock to an employee and a consultant. The restricted stock units vest on March 24, 2029. The fair value of the common stock on the date of grant was $203,000 ($0.58 per share).

Stock-based compensation expense for restricted stock units for the three months ended June 30, 2026 was $1,702,348. Stock-based compensation expense for restricted stock units for the nine months ended June 30, 2026 was $5,074,630.

At June 30, 2026, unrecognized total compensation cost related to unvested restricted stock units of $15,224,629 is expected to be recognized over a weighted average period of 2.23 years.

Warrants

We have reserved 53,947,473 shares of common stock for the exercise of outstanding warrants. The following table summarizes the warrants outstanding at June 30, 2026:

	Exercise Price	Number	Expiration Dates
July 2025 Offering Agent	$1.65	272,727	July 17, 2030
July 2025 Prior Offering Agent	$1.65	477,273	July 17, 2030
September 2025 Offering Agent	$1.92	205,714	March 10, 2031
September 2025 Prior Offering Agent	$2.1875	360,000	March 10, 2031
December 2025 Offering Investors	$0.0001	7,046,000	None
December 2025 Offering Investors	$0.90	15,697,024	January 20, 2031
December 2025 Placement Offering Agent	$1.3625	1,155,963	December 8, 2030
December 2025 Prior Offering Agent	$1.199	660,550	December 8, 2030
May 2026 Loan Agreement Lenders	$0.90	1,111,111	May 22, 2031
May 2026 Warrant Inducement Investor	$0.90	25,555,556	May 22, 2031
May 2026 Warrant Placement Offering Agent	$1.125	894,444	June 18, 2031
May 2026 Warrant Placement Prior Offering Agent	$1.199	511,111	June 18,2031
		53,947,473

At June 30, 2026, the weighted average remaining life of the outstanding warrants was estimated at 4.23 years and all warrants are exercisable. At June 30, 2026 the aggregate intrinsic value of the warrants outstanding was $4,579,195.

Common Stock Reserved

A summary of common stock reserved for future issuances by the Company as of June 30, 2026 is as follows:

Stock plan options outstanding	18,100,000
Restricted stock unit awards	11,950,000
Stock plan shares available for future grants	14,950,000
Warrants outstanding	53,947,473
Total	98,947,473

10. COMMERCIAL MANUFACTURING CONTRACTS

The Company had previously entered into an agreement with a contract manufacturing organization, (“CMO”) for the manufacture and supply of bulk drug substance, (“BDS”) with the agreement continuing through calendar year 2026. The agreement was terminated effective February 2026 by the CMO due to the breach of payment obligations by the Company. Termination fees associated with this are approximately $20.1 million consisting of $17.1 million of charges associated with manufacturing which was previously committed in 2025 and 2026 but not produced, as well as $1.2 million of un-invoiced but incurred charges related to previous manufactured batches and $1.8 million of interest and other charges. These fees are included in general and administrative expenses for the nine months ended June 30, 2026. Separately, in March 2026 the CMO gave notice that it made a decision to terminate all production at the current site related to microbial manufacturing and decommission the associated manufacturing lines. In March 2026 and in connection with the notice of termination from the CMO, we recorded a contract cancellation fee of $19,733,307 net of invoices already included in accounts payable.

In June 2026, the Company entered into a letter of intent with a new CMO for the purposes of supplying BDS and expects to enter into a master services agreement. At this time, based on stock on hand and availability of alternate suppliers, we anticipate no interruption in commercial supply for the foreseeable future.

As of June 30, 2026, the Company also has commercial supply agreements with two other vendors for the completion and packaging of finished drug products. Minimum purchase commitments under these two agreements amount to approximately $4.0 million consisting of purchase commitment obligations of $2.2 million in calendar year 2026 and $1.8 million in calendar year 2027.

11. RELATED PARTY TRANSACTIONS

Our officers and directors also serve as officers of Citius Pharma. As of June 30, 2026, the Company does not have any employees. The Company and Citius Pharma entered into the A&R Shared Services Agreement and under the terms of the agreement, Citius Pharma provides management and scientific services to us.

During the three months ended June 30, 2026, Citius Pharma charged us $999,319 for reimbursement of general and administrative payroll, $256,231 for reimbursement of research and development payroll, and $27,939 for the use of shared office space. During the three months ended June 30, 2025, Citius Pharma charged us $567,937 for reimbursement of general and administrative payroll, $480,000 for reimbursement of research and development payroll, and $27,939 for the use of shared office space.

During the nine months ended June 30, 2026, Citius Pharma charged us $2,065,193 for reimbursement of general and administrative payroll, $1,205,231 for reimbursement of research and development payroll, and $83,817 for the use of shared office space. During the nine months ended June 30, 2025, Citius Pharma charged us $1,703,811 for reimbursement of general and administrative payroll, $1,440,000 for reimbursement of research and development payroll, and $86,246 for the use of shared office space.

Through March 31, 2026, we had limited cash, therefore most of our expenditures were paid by Citius Pharma and reflected in the due to related party account.

Citius Pharma advanced cash to us for a non-interest bearing, unsecured promissory note, dated August 16, 2024, in the principal amount of $3,800,111, which was subsequently amended. As amended, the note was repayable in full upon a financing of at least $50 million by us. On May 4, 2026, the Company and Citius Pharma, entered into another amendment to the note in connection with the loan agreement (see Note 8), such that the note is payable 91 days after the debt under the loan agreement has been paid and the loan agreement has been terminated, prohibits prepayment of the note in cash, and adds a conversion feature allowing Citius Pharma, subject to the Company’s approval, to convert all or a portion of the outstanding principal into shares of common stock at a conversion price equal to $0.90 per share.

12. GAIN ON SALE OF NEW JERSEY NET OPERATING LOSSES

We recognized a gain of $1,762,000 for the nine months ended June 30, 2026, in connection with the sale of certain New Jersey income tax net operating losses to a third party under the New Jersey Technology Business Tax Certificate Transfer Program.

13. NASDAQ LISTING

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations for the three and nine months ended June 30, 2026 and 2025 should be read together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Report and in conjunction with the audited financial statements of Citius Oncology, Inc. included in our Annual Report on Form 10-K for the year ended September 30, 2025, filed with the SEC on December 23, 2025. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors. We caution that assumptions, expectations, projections, intentions, or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please see “Cautionary Note Regarding Forward-Looking Statements” on page iii of this Report.

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

At the time of the FDA approval for LYMPHIR, a $27.5 million milestone payment became payable to Dr. Reddy’s under the terms of the asset purchase agreement for which a balance of $15.65 million remains due as of June 30, 2026. Dr. Reddy’s agreed to a partial deferral without penalty of this milestone payment.

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

On March 28, 2025, Citius Oncology and Eisai entered into a letter agreement that amended the license agreement to provide for a payment schedule to Eisai for the milestone payment and certain unpaid invoices. We agreed to pay Eisai $2,535,318 on July 15, 2025, $2,350,000 on the 15th of each of the subsequent four months, and make a final payment of $2,197,892 on or before December 15, 2025, in each case with interest on each obligation from its original due date through the date of payment at the rate of 2% per annum. During the nine months ended June 30, 2026, we recorded $112,270 in interest expense under the agreement. The parties released each other from any and all claims, losses, damages, costs and expenses that arise from or related to our failure to pay the milestone payment or the other incurred costs under the license agreement except for any claims arising out of a breach of the letter agreement. All other terms of the license agreement remain in full force and effect. On December 15, 2025, we paid Eisai the balance of the outstanding milestone approval fee and accumulated interest on the license fee. At June 30, 2026, we owe Eisai approximately $6.3 million for certain other unpaid invoices.

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

Key Early Launch Metrics:

●	Growth in orders from target institutions since launch, with initial accounts placing repeat orders;

●	Strong institutional uptake, with 83% of target accounts having added or actively progressing LYMPHIR through formulary review;

●	Broad and expanding market access with 135 health plans representing 80% of covered lives, secured and reimbursement systems established;

●	No reported reimbursement denials or prior authorization barriers;

●	Increasing demand for product education;

●	Initial penetration into community infusion centers underway with patients beginning to transition from larger cancer centers;

●	Commercial buildout proceeding, with field team onboarding and expansion in progress with our contracted sales organization; and

●	Commercial supply remains well positioned to support anticipated U.S. demand, and international expansion.

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

On July 21, 2026 and through our exclusive commercialization partner EVERSANA, we announced the expansion of our commercial organization to include 21 additional commercial field-based professionals and the addition of eight medical science liaisons dedicated to supporting complex clinical practitioner engagement and patient care. All personnel were expected to be fully onboarded and deployed nationwide by August 2026, which target date was met. The expansion of the commercial and medical teams was facilitated by our May 2026 financing and implemented by EVERSANA. EVERSANA also provides Citius Oncology with an integrated suite of operations services including medical information, pharmacovigilance, revenue cycle management, program management, data and analytics, channel management, and patient assistance.

On August 14, 2026, we provided an update on the U.S. commercial launch of LYMPHIR highlighting increased institutional availability for LYMPHIR, accelerating institutional vial orders and the expansion to a full commercial field organization.

Mid-Year Launch Metrics:

●	44 institutions have ordered LYMPHIR since its launch including; academic oncology centers, leading National Comprehensive Cancer Network (NCCN) institutions, and community infusion centers;

●	Increased the number of new ordering institutions by 80% in the quarter ended June 30, 2026 compared to the quarter ended March 31, 2026;

●	Grew the number of vials ordered by institutions from wholesalers by 31% in the quarter ended June 30, 2026, compared to the quarter ended March 31, 2026, 926 vs. 708 vials respectively;

●	383 institutional vial orders of LYMPHIR were placed in July, an increase of 25% vs. the prior quarters average;[1]

●	Expanded the commercial organization by 21 additional field-based professionals and added eight medical science liaisons, executed by the Company’s exclusive commercialization partner, EVERSANA;

●	Engaged U.S. and international CTCL key opinion leaders at the Sixth World Congress of Cutaneous Lymphomas in Montreal through scientific exchange and educational initiatives; and

●	Continued to near-universal payer coverage, with no reimbursement denials or prior authorization barriers reported to date.

[1]	Institutional vial orders are vials of LYMPHIR ordered by prescribing institutions from wholesalers. Citius Oncology recognizes revenue when LYMPHIR vails are ordered from Citius Oncology by wholesalers.

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

Discussions are ongoing regarding next-stage development with respect to both investigator-initiated trials.

RESULTS OF OPERATIONS

Three months ended June 30, 2026 compared with the Three months ended June 30, 2025

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025

Revenue	$1,493,788	$—
Cost of revenues	(491,843)	—
Gross profit	1,001,945	—

Operating expenses:
Research and development	218,496	938,277
Amortization of in-process research and development	1,720,312	—
General and administrative	4,219,163	1,881,447
Stock-based compensation – general and administrative	3,560,791	2,125,237
Total operating expenses	9,718,762	4,944,961
Operating loss	(8,716,817)	(4,944,961)
Interest income	96,848	—
Amortization of deferred financing costs	(179,492)	—
Interest expense	(231,732)	(160,755)
Loss before income taxes	(9,031,193)	(5,105,716)
Income tax expense (benefit)	(107,347)	264,240
Net loss	$(8,923,846)	$(5,369,956)

Revenues

Product revenues for the three months ended June 30, 2026 were $1,493,788, as we began commercial distribution of LYMPHIR in December 2025. Gross profit on product revenues for the three months ended June 30, 2026 was approximately 67%.

We believe that revenues will increase in the future as LYMPHIR gains market acceptance and have already seen initial accounts placing repeat orders, and on April 29, 2026, we announced our initial shipment to Europe.

Research and Development Expenses

For the three months ended June 30, 2026, research and development expenses were $218,496, as compared to $938,277 for the three months ended June 30, 2025. The decrease of $719,781 was primarily related to lower regulatory expenses recognized in the three months ended June 30, 2026, related to a refund of FDA PDUFA fees as well as a lower allocation of internal expense as both investigator-initiated trials have been completed.

Amortization of in-process research and development

Amortization of in-process research and development commenced upon revenue generation in December 2025. For the three months ended June 30, 2026, amortization was $1,720,312. In-process research and development is being amortized on a straight-line basis over the remaining FDA product exclusivity period, which ends in August 2036.

General and Administrative Expenses

For the three months ended June 30, 2026, general and administrative expenses were $4,219,163, as compared to $1,881,447 for the three months ended June 30, 2025. The increase of $2,337,716 was primarily related to the expansion of our commercial organization to support the continued launch effort of LYMPHIR.

Stock-based Compensation Expense

For the three months ended June 30, 2026, stock-based compensation expense was $3,560,791, as compared to $2,125,237 for the three months ended June 30, 2025. The increase of $1,435,554 in stock-based compensation expense was primarily related to the restricted stock units granted in September 2025.

Interest Income

For the three months ended June 30, 2026, interest income was $96,848, as compared to $0 for the three months ended June 30, 2025. We have invested some of the proceeds of our recent equity offerings in a money market account.

Interest Expense

For the three months ended June 30, 2026, interest expense was $231,732, as compared to $160,755 for the three months ended June 30, 2025, primarily related to our new loan agreement.

Income Taxes

The Company recorded a deferred income tax benefit of $107,347 in the three months ended June 30, 2026 and a deferred income tax expense of $264,240 in the three months ended June 30, 2025. Deferred income tax expense or benefit is related to the difference in amortization for taxable purposes of our in-process research and development asset and the financial statement amortization.

Net Loss

For the three months ended June 30, 2026, we incurred a net loss of $8,923,846, as compared to a net loss of $5,369,956 for the three months ended June 30, 2025. The increase of $3,553,890 in the net loss was primarily due to the increase of $4,773,801 in operating expenses offset by the increase in gross profit of $1,001,945.

Nine months ended June 30, 2026 compared with the Nine months ended June 30, 2025

	Nine months Ended June 30, 2026	Nine months Ended June 30, 2025

Revenue	$7,105,197	$—
Cost of revenues	(1,609,929)	—
Gross profit	5,495,268	—

Operating expenses:
Research and development	2,316,202	5,342,198
Amortization of in-process research and development	4,014,062	—
General and administrative	30,704,141	7,446,753
Stock-based compensation – general and administrative	11,043,551	6,022,287
Total operating expenses	48,077,956	18,811,238
Operating loss	(42,582,688)	(18,811,238)
Interest income	168,857	—
Gain on sale of New Jersey net operating losses	1,762,000	—
Amortization of deferred financing costs	(179,492)	—
Interest expense	(310,604)	(160,755)
Loss before income taxes	(41,141,927)	(18,971,993)
Income tax expense (benefit)	(74,317)	792,720
Net loss	$(41,067,610)	$(19,764,713)

Revenues

Product revenues for the nine months ended June 30, 2026 were $7,105,197, as we began commercial distribution of LYMPHIR in December 2025. Gross profit on product revenues for the nine months ended June 30, 2026 was approximately 77%.

We believe that revenues will increase in the future as LYMPHIR gains market acceptance and have already seen initial accounts placing repeat orders, and on April 29, 2026, we announced our initial shipment to Europe.

Research and Development Expenses

For the nine months ended June 30, 2026, research and development expenses were $2,316,202, as compared to $5,342,198 for the nine months ended June 30, 2025. The decrease of $3,025,996 was primarily related to additional expense recognized in the nine months ended June 30, 2025 for a pre-license inspection batch of LYMPHIR and lower regulatory expenses for the refund of FDA PDUFA fees recognized in the nine months ended June 30, 2026, as well as lower internal allocation of expense as both investigator-initiated trials have been completed.

Amortization of in-process research and development

Amortization of in-process research and development commenced upon revenue generation in December 2025. For the nine months ended June 30, 2026, amortization was $4,014,062. In-process research and development is being amortized on a straight-line basis over the remaining FDA product exclusivity period, which ends in August 2036.

General and Administrative Expenses

For the nine months ended June 30, 2026, general and administrative expenses were $30,704,141, as compared to $7,446,753 for the nine months ended June 30, 2025. The increase of $23,257,388 was primarily related to a notice of termination from a contract manufacturing organization received in February 2026. In March 2026, we recorded a contract cancellation fee of $19,733,307.

Stock-based Compensation Expense

For the nine months ended June 30, 2026, stock-based compensation expense was $11,043,551, as compared to $6,022,287 for the nine months ended June 30, 2025. The increase of $5,021,264 in stock-based compensation expense was primarily related to the restricted stock units granted in September 2025.

Interest Income

For the nine months ended June 30, 2026, interest income was $168,857, as compared to $0 for the nine months ended June 30, 2025. We have invested some of the proceeds of our recent equity offerings in a money market account.

Gain on sale of New Jersey net operating losses

We recognized a gain of $1,762,000 for the nine months ended June 30, 2026, in connection with the sale of certain New Jersey income tax net operating losses to a third party under the New Jersey Technology Business Tax Certificate Transfer Program.

Interest Expense

For the nine months ended June 30, 2026, interest expense was $310,604, as compared to $160,755 for the nine months ended June 30, 2025, primarily related to our new loan agreement.

Income Taxes

The Company recorded a deferred income tax benefit of $74,317 for the nine months ended June 30, 2026 and a deferred income tax expense of $792,720 for the nine months ended June 30, 2025. Deferred income tax expense or benefit is related to the difference in amortization for taxable purposes of our in-process research and development asset and the financial statement amortization.

Net Loss

For the nine months ended June 30, 2026, we incurred a net loss of $41,067,610, as compared to a net loss of $19,764,713 for the nine months ended June 30, 2025. The increase of $21,302,897 in net loss was due to the increase of $29,266,718 in operating expenses offset by the increase in gross profit of $5,495,268, the increase in other income of $1,601,516 and the decrease in income tax expense of $867,037.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Working Capital

Citius Oncology has incurred operating losses since inception and incurred a net loss of $41,067,610 for the nine months ended June 30, 2026. At June 30, 2026, we had an accumulated deficit of $105.1 million. The Company has had limited revenue commencing in December 2025 and had historically relied on funding from Citius Pharma to finance our operations. At June 30, 2026, we had $16.6 million in cash and a negative working capital of approximately $16.1 million.

On May 5, 2026, Citius Oncology received net proceeds of approximately $9.7 million from the exercise of certain warrants.

On May 5, 2026 the Company, entered into a term loan agreement with two lenders (the “Lenders”) for up to $25.0 million (the “Loan Agreement”), with $10.0 million funded on May 6, 2026, up to $7.0 million available between October 1 and December 31, 2026, if certain net revenue and liquidity milestones are achieved (“Tranche 2”), and up to $8.0 million available between January 1 and March 31, 2027, if certain additional net revenue milestones are achieved and a loan was drawn between October 1 and December 31, 2026 (“Tranche 3”). The loans bear interest at the greater of the prime rate plus 6% or 12.75%. The loans are secured by all of the Company’s assets, subject to agreed exceptions. The maturity date of the loans is November 1, 2029.

In order to satisfy our outstanding milestone payment obligations, as well as meet minimum purchase commitments under our agreements for the manufacture and supply of our drug product, in addition to generating income from the sale of LYMPHIR, we need to obtain substantial additional financing and cannot be sure that any additional funding will be available on terms favorable to us, or at all. As of June 30, 2026, our outstanding milestone payments and purchase commitments include:

●	On March 28, 2025, we entered into a letter agreement to pay Eisai $2,535,318 on or before July 15, 2025, and $2,350,000 thereafter on the 15th of each of the next four months, and make a final payment of $2,197,892 on or before December 15, 2025, in each case with interest on each obligation from its original due date at the rate of 2% per annum. As of June 30, 2026, we have paid the milestone in full and owe a balance of approximately $6.3 million to Eisai for certain other invoices.

●	At the time of the FDA approval for LYMPHIR, a $27.5 million milestone payment became payable to Dr. Reddy’s of which a balance of $15.65 million remains due as of June 30, 2026. Dr. Reddy’s has agreed to a partial deferral without penalty of this milestone payment.

●

The Company had previously entered into an agreement with a contract manufacturing organization, (“CMO”) for the manufacture and supply of bulk drug substance, (“BDS”) with the agreement continuing through calendar year 2026. The agreement was terminated effective February 2026 by the CMO due to the breach of payment obligations by the Company. Termination fees associated with this are approximately $20.1 million consisting of $17.1 million of charges associated with manufacturing which was previously committed in 2025 and 2026 but not produced, as well as $1.2 million of un-invoiced but incurred charges related to previous manufactured batches and $1.8 million of interest and other charges. These fees are included in General and Administrative Expense for nine months ended June 30, 2026. Separately, in March 2026 the CMO gave notice that it made a decision to terminate all production at the current site related to microbial manufacturing and decommission the associated manufacturing lines. In March 2026 and in connection with the notice of termination from the CMO, we recorded a contract cancellation fee of $19,733,307 net of invoices already included in accounts payable.

In June 2026, the Company entered into a letter of intent with a new CMO for the purpose of supplying BDS and expects to enter into a master services agreement. At this time, we anticipate no interruption in commercial supply for the foreseeable future.

●	As of June 30, 2026, the Company also has commercial supply agreements with two other vendors for the completion and packaging of finished drug products. Minimum purchase commitments under these two agreements are approximately $4.0 million consisting of purchase commitment obligations of $2.2 million in calendar years 2026 and $1.8 million in 2027.

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

Investing Activities

During the nine months ended June 30, 2026, we paid the final $2,900,000 due to Eisai in connection with the LYMPHIR approval milestone and paid $4,100,000 in connection with the milestone payment due to Dr. Reddy’s. At June 30, 2026, we owe Dr. Reddy’s $15,650,000 representing the balance of the approval milestone.

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

Our Chief Executive Officer (who is our principal executive officer) and Chief Financial Officer (who is our principal financial officer and principal accounting officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of June 30, 2026. In designing and evaluating disclosure controls and procedures, we recognize that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective. As of June 30, 2026, based on the evaluation of these disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Changes In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material changes to the Company’s risk factors as disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2025, filed with the SEC on December 23, 2025, except as set forth below.

Our substantial indebtedness and debt service obligations could adversely affect our financial condition and our ability to fulfill our obligations under the Loan Agreement.

We have incurred significant indebtedness under the Loan Agreement, which features a tiered tranche structure with a floating interest rate subject to a floor of 12.75% per annum. During the interest-only period, we will not reduce the outstanding principal balance of the loan, and upon expiration of such period, we will be required to make amortizing payments of principal and interest. In addition, we are obligated to make a final payment of $1,062,500 at maturity, which creates a balloon-type obligation that we may be unable to satisfy from available cash flows or other sources. There can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings or other sources of capital will be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. If we are unable to generate sufficient cash flow to service our debt and meet our other obligations, we may need to refinance or restructure our debt, sell assets, reduce or delay capital expenditures, or seek additional equity capital, any of which could have a material adverse effect on our business, financial condition, and results of operations.

Additional funding tranches under the Loan Agreement are conditioned upon the achievement of specified milestones, and there can be no assurance that such milestones will be achieved.

The availability of Tranche 2 and Tranche 3 under the Loan Agreement is conditioned upon our achievement of specified net revenue and liquidity milestones. If we fail to achieve the required milestones within the applicable time periods, Tranche 2 and/or Tranche 3 will not become available to us, and we will not have access to the additional committed capital contemplated by the Loan Agreement.

Our failure to access these additional tranches could significantly impair our ability to fund ongoing operations, pursue growth initiatives, or meet our working capital requirements. In such event, we may be required to seek alternative sources of financing, which may not be available on terms acceptable to us, or at all, or we may be required to curtail our operations or delay or abandon planned expenditures. Any of these outcomes could have a material adverse effect on our business, financial condition, results of operations, and prospects.

The Loan Agreement is secured by a lien on substantially all of our assets, including our intellectual property, and the Lenders could foreclose on such assets upon an event of default.

Our obligations under the Loan Agreement are secured by a first-priority lien on substantially all of our assets, including our intellectual property, accounts receivable, inventory, equipment, and general intangibles. If an event of default occurs and is not cured within any applicable cure period, the Lenders would have the right to foreclose on the collateral securing our obligations.

The foreclosure on, or loss of, substantially all of our assets, including our intellectual property, could result in a complete loss of our ability to operate our business and would likely render us unable to continue as a going concern. Our intellectual property, including patents, trademarks, trade secrets, and proprietary technology, constitutes a critical component of our competitive position and revenue-generating capabilities. The loss of such assets to the Lenders in a foreclosure action would have a material adverse effect on our business and could result in a total loss of stockholder value.

27

The conversion of loan principal into shares of our common stock and the exercise of Lender Warrants could result in significant dilution to our existing stockholders and may adversely affect the market price of our common stock.

Under the terms of the Loan Agreement, the Lenders have the right to convert up to $4.0 million of outstanding principal into shares of our common stock at a $1.08 per share conversion price. In addition, we have issued warrants to the Lenders equal to 10% of the portion of the loans actually funded that are exercisable at $0.90 per share. The conversion of loan principal and/or the exercise of these warrants would result in the issuance of additional shares of our common stock and would dilute the ownership interest of our existing stockholders. Such anticipated dilution could depress the market price of our common stock, even before any actual conversion or exercise occurs. Furthermore, the Lenders may sell any shares acquired upon conversion or exercise into the market, which could create downward pressure on our stock price. Any or all of these factors could materially adversely affect the market price of our common stock and the value of an investment in our securities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In connection with our warrant inducement offering which closed on May 6, 2026, we issued to a financial advisor warrants to purchase up to 511,111 shares of our common stock with an exercise price of $1.199 per shares and have a five-year term. The warrants were issued in a private placement pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended June 30, 2026, none of our directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement for the purchase or sale of our securities.

Item 6. Exhibits.

4.1	Form of Warrant issued on May 6, 2026 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on May 6, 2026).

4.2	Form of Placement Agent Warrant issued on May 6, 2026 (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on May 6, 2026).

4.3	Form of Lender Warrant issued on May 6, 2026 (incorporated by reference to Exhibit 4.3 to the Form 8-K filed on May 6, 2026).

10.1	Form of Warrant Inducement Agreement, dated as of May 5, 2026, by and between Citius Oncology, Inc. and the holder signatory thereto (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on May 6, 2026).

10.2	Form of Warrant Amendment Agreement, dated as of May 5, 2026, by and between Citius Oncology, Inc. and the holder signatory thereto (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on May 6, 2026).

10.3	Third Amendment to Promissory Note, dated May 4, 2026, by and between Citius Oncology, Inc. and Citius Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on May 6, 2026).

10.4	Loan and Security Agreement, dated as of May 5, 2026, among the Company, Citius Sub, the Agent and the Lenders (incorporated by reference to Exhibit 10.4 to the Form 8-K filed on May 6, 2026).

10.5	Supplement to Loan and Security Agreement, dated as of May 5, 2026, among the Company, Citius Sub, the Agent and the Lenders (incorporated by reference to Exhibit 10.5 to the Form 8-K filed on May 6, 2026).

10.6	Subordination Agreement, dated as of May 5, 2026, among the Parent, the Agent and the Company (incorporated by reference to Exhibit 10.6 to the Form 8-K filed on May 6, 2026).+

31.1	Certification of the Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a).*

31.2	Certification of the Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a).*

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.*

EX-101.INS	Inline XBRL Instance Document*

EX-101.SCH	Inline XBRL Taxonomy Extension Schema Document*

EX-101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

EX-101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

EX-101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

EX-101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

EX-104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

*	Filed herewith.

+	Certain portions of this exhibit that are not material and would be competitively harmful if publicly disclosed have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. Copies of the unredacted exhibit will be furnished to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIUS ONCOLOGY, INC.

Date: August 14 , 2026	By:	/s/ Leonard Mazur
Leonard Mazur
Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2026	By:	/s/ Jaime Bartushak
Jaime Bartushak
Chief Financial Officer (Principal Financial and Accounting Officer)